Form 10QSB
period 2007-03-31
NURSE SOLUTIONS, INC.
filed 2007-07-20
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

NURSE SOLUTIONS, INC.
NEVADA	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

439 West Bockman Way

Spart, TN 38583

(Address of principal executive offices)

(931) 837-5344

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2007, the Company had 17,094,000issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2007	Period of Inception (November 14, 2006 to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES		
Net loss	$ (6,362)	$ (7,650)
Adjustments to reconcile net loss to net cash provided by (used in) operations:		
Decrease (increase) in prepaid expenses	3,362	(350)
Net cash used in operating activities	(3,000)	(8,000)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES		
Common stock issued for cash	-	61,050
Proceeds received from notes payable - related parties	-	100
Payments made on notes payable - related parties	-	(100)
Net cash provided by financing activities	-	61,050
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,000)	53,050
Cash at beginning of period	56,050	-
Cash at end of period	$ 53,050	$ 53,050
SUPPLEMENTAL CASH FLOW INFORMATION:		
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

SCHEDULE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:

None

The accompanying notes are an integral part of these financial statements.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2007

NOTE 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Nurse Solutions, Inc. (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises."

Business activity

The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada. The Company has elected a fiscal year end of December 31st.

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $2,678 arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 14, 2006 (date of inception) through March 31, 2007 of approximately $7,650 will begin to expire in 2025.

Foreign Currency

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

There were no net gains and losses resulting from foreign exchange transactions that are included in the statements of operations during the period presented.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $53,050 and $56,050 in cash or cash equivalents at March 31, 2007 and December 31, 2006, respectively.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2007

NOTE 1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company's primary revenue stream will be placement fees earned for the placement of qualified nurses into various medical facilities. Revenue will be recognized once the service is performed.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 2. Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the statements of operations and comprehensive loss for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

March 31, 2007
Net loss	$ (6,362)

Weighted average common shares outstanding (Basic)	17,094,000
Options	-
Warrants	-

Weighted average common shares outstanding (Diluted)	17,094,000
Net loss per share (Basic and Diluted)	$ (0.000)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2007

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 17,050,000 shares of its common stock, with an offering price of $0.001 per share for $17,050 in cash. Also in November 2006, the Company issued 44,000 shares of its common stock with an offering price of $1.00 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and will be used to cover further start-up and organizational costs of the Company. At March 31, 2007 and December 31, 2006 the Company had 17,094,000 shares of common stock issued and outstanding.

NOTE 4. Prepaid Expenses

On December 1, 2006, the Company made a payment for professional fees. As of December 31, 2006, only $1,288 of this amount had been expensed, resulting in prepaid expenses of $3,712. Early in 2007, this amount was expensed and the Company made an additional payment of $500 for professional fees. As of March 31, 2007, only $150 of this amount had been expensed, resulting in prepaid expenses of $350.

NOTE 5. Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is currently in the development stage and has not generated revenues from its planned business purpose. Realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements through equity financing and the success of future operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The business plan of Nurse Solutions is to establish a market for the placement of qualified registered nurses from abroad in medical offices and hospitals located within the United States and Canada. The Company will charge a fee ranging between $2,500 and $5,000, excluding certain governmental expenses and transportation which will be paid by the prospective client.

The Company's business plan also includes the development of a website which will allow prospective clients to learn about the Company and contact Nurse Solutions for a presentation outlining a customized solution for its particular staffing needs.

The Company has not yet begun the development of its website. However, it currently has an existing relationship with Sleep Associates Corporation, a private Nevada corporation who deals with doctors and hospitals specializing in sleep disorders. Nurse Solutions will use this relationship to begin marketing its services.

The funds available to the Company from private offerings were for a total of $61,050 and are adequate for it to cover general and operating expenses and to begin development of its website and marketing materials.

The Company does not have day-to-day operations and does not employ full or part-time staff.  The Company pays fees for services to its attorneys, accountants, and transfer agent.  It retains additional services such as technology, website design and assistance in procedures necessary to coordinate the legal, accounting and regulatory filings from its consultants.  A fee is paid for these services.

The Company will require additional cash, either from financing transactions or operating activities, to meet our long-term goals. Our long-term goals will be to develop our website and establish relationships with prospective clients.

Over the next twelve months, the Company intends to complete the following:

  Hire one employee and set up office, telephones, computers, website, marketing materials, and infrastructure.
  Set up an overseas placement company to coordinate complete placement of nurses.
  Complete all forms, standard operating procedures, and any additional paperwork and protocol needed to finalize placement and create written placement procedures manual (overseas placement company to provide).
  We intend to request Sleep Associates Corporation salespeople to ask potential customers if they have a need for qualified nurses. If so, they pass out the brochures and register the "needs" of the prospective customer with Nurse Solutions.
  Nurse Solutions will capitalize on the upfront marketing provided by Sleep Associates Corporation's salespeople and they will simply broker the nurses using the overseas placement company to fulfill the needs of our customers.
  Commencing in months 4 and 5, we will hire an additional employee and spend the money necessary to go directly to the schools that train the nurses overseas so we can by-pass the 50% placement commission paid to our overseas partner.

The Company estimates expenses over the next twelve months to complete the above tasks to be $156,885. The Company is expecting income from nurses placed through existing relationships and referrals from Sleep Associates Corporation to be sufficient to pay for expenses.

From inception (November 14, 2006) through March 31, 2007, the Company has paid $6,362 in professional fees for legal, accounting fees associated with audited financial statements and consulting fees for development of the Company.

Capital and Liquidity

As of March 31, 2007, we had total current assets of $53,400, and no liabilities, resulting in working capital of $53,400.

During the period of inception (November 14, 2006) through March 31, 2007, the Company received $61,050 in cash from the sale of its common stock, which it is using on a short-term basis to fund operations until the Company can generate profits. It has received $0 from the sale of stock under its SB-2 Registration Statement.

On a long-term basis we do not have sufficient cash to meet our needs and we will require additional cash, either from financing transactions or operating activities, to meet our long-term goals over the next twelve months. If revenues are not sufficient to pay our expenses, The Company will require additional financing over the next twelve months. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be sufficient for our needs or available to us on reasonable terms. In the event that the Company is unable to obtain financing, the Company will seek joint venture partners to assist in development with its technology and products. The Company has had no discussions with potential merger candidates, and has no knowledge of potential joint venture partners at this time.  If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company by the issuance of additional shares to investors under terms not yet negotiated.

The Company has a net loss and deficit accumulated during this development stage of $7,650.

 Item 3. Controls and Procedures.

On March 31, 2007, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls from December, 31, 2006 to March 31, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II -- OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURSE SOLUTIONS, INC.

July 20, 2007                                                          /s/ Tomasz Zurawek

Date                                                                       TOMASZ ZURAWEK, PRESIDENT