Form 10QSB
period 2007-06-30
NURSE SOLUTIONS, INC.
filed 2007-08-10
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

NURSE SOLUTIONS, INC.
NEVADA	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

439 West Bockman Way

Sparta, TN 38583

(Address of principal executive offices)

(931) 837-5344

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X] No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2007, the Company had 17,094,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS		
Current Assets		
Cash	$ 21,403	$ 56,050
Prepaid expenses	7,700	3,712
Total current assets	29,103	59,762
Total Assets	$ 29,103	$ 59,762
LIABILITIES & STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable	$ 4,000	$ -
Total current liabilities	4,000	-
Total Liabilities	4,000	-
Stockholders' Equity		
Capital stock:		
75,000,000 common shares authorized, $0.001 par value; 17,094,000 common shares issued and outstanding at June 30, 2007 and December 31, 2006	17,094	17,094
Additional paid-in capital	43,956	43,956
Deficit accumulated during the development stage	(35,947)	(1,288)
Total Stockholders' Equity	25,103	59,762
Total Liabilities & Stockholders' Equity	$ 29,103	$ 59,762

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007	Period of Inception (November 14, 2006) to June 30, 2007
REVENUES	$ -	$ -	$ -
EXPENSES			
Advertising expense	20,000	20,000	20,000
Audit fees	4,000	6,500	6,500
Professional fees	4,235	8,097	9,385
Other general and administrative	62	62	62
Total expenses	28,297	34,659	35,947
NET LOSS APPLICABLE TO COMMON SHARES	$ (28,297)	$ (34,659)	$ (35,947)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.002)	$ (0.002)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,094,000	17,094,000	

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2007	Period of Inception (November 14, 2006) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES		
Net loss	$ (34,659)	$ (35,947)
Adjustments to reconcile net loss to net cash provided by (used in) operations:		
Decrease (increase) in prepaid expenses	(3,988)	(7,700)
Increase (decrease) in accounts payable	4,000	4,000
Net cash used in operating activities	(34,647)	(39,647)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES		
Common stock issued for cash	-	61,050
Proceeds received from notes payable - related parties	-	100
Payments made on notes payable - related parties	-	(100)
Net cash provided by financing activities	-	61,050
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,647)	21,403
Cash at beginning of period	56,050	-
Cash at end of period	$ 21,403	$ 21,403
SUPPLEMENTAL CASH FLOW INFORMATION:		
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

SCHEDULE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2007

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $12,600 arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 14, 2006 (date of inception) through June 30, 2007 of $35,947 will begin to expire in 2025.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $21,403 and $56,050 in cash or cash equivalents at June 30, 2007 and December 31, 2006, respectively.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2007

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

The following table sets forth the computation of basic and diluted earnings per share:

June 30, 2007
Net loss	$ (35,947)

Weighted average common shares outstanding (Basic)	17,094,000
Options	-
Warrants	-

Weighted average common shares outstanding (Diluted)	17,094,000
Net loss per share (Basic and Diluted)	$ (0.002)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2007

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 17,050,000 shares of its common stock, with an offering price of $0.001 per share for $17,050 in cash. Also in November 2006, the Company issued 44,000 shares of its common stock with an offering price of $1.00 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and will be used to cover further start-up and organizational costs of the Company. At June 30, 2007 and December 31, 2006 the Company had 17,094,000 shares of common stock issued and outstanding.

NOTE 4. Prepaid Expenses

On December 1, 2006, the Company made a $5,000 payment for professional fees. As of December 31, 2006, only $1,288 of this amount had been expensed, resulting in prepaid expenses of $3,712. During 2007, the Company exhausted the remaining balance and then made an additional payment of $10,500 for professional fees. As of June 30, 2007, $2,800 of this amount had been expensed, resulting in prepaid expenses of $7,700.

NOTE 5. Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is currently in the development stage and has not generated revenues from its planned business purpose. Realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements through equity financing and the success of future operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Over the next twelve months, the Company intends to complete the following:

  Hire one employee and set up an office, telephones, computers, website, marketing materials, and infrastructure.
  Set up an overseas placement company to coordinate complete placement of nurses.
  Complete all forms, standard operating procedures, and any additional paperwork and protocol needed to finalize placement, and create a written placement procedures manual (overseas placement company to provide).
  We intend to request Sleep Associates Corporation salespeople to ask potential customers if they have a need for qualified nurses. If so, they will pass out the brochures and register the "needs" of the prospective customer with Nurse Solutions.
  Nurse Solutions will capitalize on the upfront marketing provided by Sleep Associates Corporation's salespeople and they will simply broker the nurses using the overseas placement company to fulfill the needs of our customers.
  Commencing in months 4 and 5, we will hire an additional employee and spend the money necessary to go directly to the schools that train the nurses overseas so we can by-pass the 50% placement commission paid to our overseas placement company.

The Company estimates expenses over the next twelve months to complete the above tasks to be $156,885. The Company is expecting income from nurses placed through existing relationships and referrals from Sleep Associates Corporation to be sufficient to pay for expenses.

From inception (November 14, 2006) through June 30, 2007, the Company has paid $35,947 in professional fees for legal, accounting fees associated with audited financial statements and consulting fees for development of the Company.

Capital and Liquidity

As of June 30, 2007, we had total current assets of $29,103 and total liabilities of $4,000, resulting in working capital of $25,103.

During the period of inception (November 14, 2006) through June 30, 2007, the Company received $61,050 in cash from the sale of its common stock, which it is using on a short-term basis to fund operations until the Company can generate profits. It has received $0 from the sale of stock under its SB-2 Registration Statement.

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

The Company has a net loss and deficit accumulated during this development stage of $35,947.

 Item 3. Controls and Procedures.

On June 30, 2007, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls from December, 31, 2006 to June 30, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

NURSE SOLUTIONS, INC.

August 10, 2007                                                    /s/ Tomasz Zurawek

Date                                                                     TOMASZ ZURAWEK, PRESIDENT