Form 10QSB
period 2007-09-30
NURSE SOLUTIONS, INC.
filed 2007-11-01
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2007, the Company had 17,094,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007	Period of Inception (November 14, 2006) to September 30, 2007
REVENUES	$ -	$ -	$ -
EXPENSES			
Advertising Expense	-	20,000	20,000
Audit fees	-	6,500	6,500
Professional fees	3,642	11,739	13,027
Other General and Administrative	4	66	66
Total expenses	3,646	38,305	39,593
NET LOSS APPLICABLE TO COMMON SHARES	$ (3,646)	$ (38,305)	$ (39,593)
NET LOSS PER BASIC AND DILUTED SHARES	$ (0.000)	$ (0.002)	
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,094,000	17,094,000	

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2007	Period of Inception (November 14, 2006) to September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES		
Net loss	$ (38,305)	$ (39,593)
Adjustments to reconcile net loss to net cash provided by (used in) operations:		
Decrease (increase) in prepaid expenses	(1,338)	(5,050)
Net cash used in operating activities	(39,643)	(44,643)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES		
Common stock issued for cash	-	61,050
Proceeds received from notes payable - related parties	-	100
Payments made on notes payable - related parties	-	(100)
Net cash provided by financing activities	-	61,050
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,643)	16,407
Cash at beginning of period	56,050	-
Cash at end of period	$ 16,407	$ 16,407
SUPPLEMENTAL CASH FLOW INFORMATION:		
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

SCHEDULE OF NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES:

None

The accompanying notes are an integral part of these financial statements.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2007

NOTE 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Nurse Solutions, Inc. (a development stage company) (the "Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises."

Business Activity

The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada. The Company has elected a fiscal year end of December 31st.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $13,900 arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 14, 2006 (date of inception) through September 30, 2007 of $39,593 will begin to expire in 2025.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $16,407 and $56,050 in cash and cash equivalents at September 30, 2007 and December 31, 2006, respectively.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

September 30, 2007

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

The following table sets forth the computation of basic and diluted earnings per share:

Nine months ended September 30, 2007
Net loss	$ (38,305)

Weighted average common shares outstanding (Basic)	17,094,000
Options	-
Warrants	-

Weighted average common shares outstanding (Diluted)	17,094,000
Net loss per share (Basic and Diluted)	$ (0.002)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

September 30, 2007

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 17,050,000 shares of its common stock, with an offering price of $0.001 per share for $17,050 in cash. Also in November 2006, the Company issued 44,000 shares of its common stock with an offering price of $1.00 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and will be used to cover further start-up and organizational costs of the Company. At September 30, 2007 and December 31, 2006 the Company had 17,094,000 shares of common stock issued and outstanding.

NOTE 4. Prepaid Expenses

On December 1, 2006, the Company made a $5,000 payment for professional fees. As of December 31, 2006, only $1,288 of this amount had been expensed, resulting in prepaid expenses of $3,712. During 2007, the Company exhausted the remaining balance and then made an additional payment of $10,500 for professional fees. As of September 30, 2007, $5,450 of this amount had been expensed, resulting in prepaid expenses of $5,050.

NOTE 5. Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company is currently in the development stage and has not generated revenues from its planned business purpose. Realization of the assets of the Company is dependent upon the Company's ability to meet its financial requirements through equity financing and the success of future operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the nine months ended September 30, 2007, the Company has paid $11,739 in professional fees for legal, accounting fees associated with audited financial statements and consulting fees for development of the Company.

Capital and Liquidity

As of September 30, 2007, we had total current assets of $21,457 and total liabilities of $0, resulting in working capital of $21,457.

During the period of inception (November 14, 2006) through September 30, 2007, the Company received $61,050 in cash from the sale of its common stock, which it is using on a short-term basis to fund operations until the Company can generate profits. It has received $0 from the sale of stock under its SB-2 Registration Statement.

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

The Company has a net loss and deficit accumulated during this development stage of $39,593.

 Item 3. Controls and Procedures.

On September 30, 2007, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls from December, 31, 2006 to September 30, 2007. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                                                                                        NURSE SOLUTIONS, INC.

October 24, 2007                                                                            /s/ Tomasz Zurawek
Date                                                                                                TOMASZ ZURAWEK, PRESIDENT