Form 10KSB
period 2007-12-31
NURSE SOLUTIONS, INC.
filed 2008-03-21
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) O THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No.  333-141875

NURSE SOLUTIONS, INC.

(Name of small business issuer in its charter)

Nevada	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

439 West Bockman Way

Sparta, TN 38583

(Address of principal executive offices)

(913) 837-5344

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No  [X]

State issuer’s revenues for its most recent fiscal year.

$0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007.  (See definition of affiliates in Rule 12b-2 of the Exchange Act.)  $0.00

As of December 31, 2007, there were 17,094,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]

No [X]

PART I

Item 1.  Description of Business

Business Development

Nurse Solutions, Inc. (“Nurse Soloutions”) was incorporated in the State of Nevada on November 14, 2006. Since its inception, Nurse Solutions has not been involved in any bankruptcy, receivership or similar proceedings. It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Since inception the Company has raised approximately $61,050.  The Company has retained professional legal, transfer agent and accounting services.  It has hired consultants to assist it in coordinating its regulatory filings and a placement service working with hospitals, medical offices and doctors for the placement of nurses.

General

Nurse Solutions, Inc. intends to provide highly qualified registered nurses (“RNs”) from around the globe to alleviate the alarming and growing shortage of RNs and make it possible for healthcare organizations throughout the USA to hire skilled nurses from abroad.

We will begin operations in the second quarter of 2008 by providing nurses for clinics and hospitals through the USA and Canada, specifically to those facilities involved with sleep disorder clinics.  The demand for registered nurses far outweighs the supply and is projected to increase at a rapid rate.  In 2000, 30 states were estimated to have shortages of 3% or more.  By 2020, 44 states and the District of Columbia are projected to have shortages.  At the same time, the number of new RN graduates fell, resulting in 26% fewer RN graduates in 2000 than in 1995.  Due to declines in enrollments, no graduate increase is expected in the short term.  Associate degree graduates are declining with baccalaureate graduates comprising a greater share of total graduates.  This has a constraining effect on supply growth due to baccalaureate-prepared RNs, who need twice as long to complete their education and enter the workforce.  The average age for RNs has climbed steadily, resulting in a greater proportion of nurses approaching retirement age.  The national supply of nurses in 2020 will be older but not larger than the supply projected for 2005.  The number of new licenses in nursing is projected to be 17% lower in 2020 than in 2002, while the loss from the RN license pool due to death and retirement is projected to be 128% higher.  RNs leave the license pool through death or retirement, at a faster rate than ever before.  (Projected Supply, Demand, and Shortages of Registered Nurses:  2000-2020, July 2002, U.S. Department of Health and Human Services, Health Resources and Services Administration Bureau of Health Professions National Center for Health Workforce Analysis.)

Nurse Solutions, Inc. plans to provide highly qualified registered nurses from around the globe to alleviate the alarming and growing shortage of RNs and make it possible for healthcare organizations through the USA and Canada to hire skilled nurses from abroad.

Marketing

The primary market includes doctors’ offices, clinics and hospitals conducting sleep disorder clinics.  The secondary market includes additional hospitals and health care clinics with nursing staff shortages.  The tertiary market includes medically related facilities such as assisted care and home health facilities.  Nurse Solutions intends to market its services through existing relationships with doctors, facilities and service providers, as well as through the mail and other direct advertisements.

Hospital and clinical executive management will receive a 6x9” two-sided, full color card stock flyer, featuring the growing and alarming problem of nurse shortages and the immediate solution presented by Nurse Solutions.  Nurse Solutions will develop a website where potential clients can sign in, allowing Nurse Solutions to better serve them and track potential business.  The website will present them with statistical information on the growing shortages, screening criteria and credentials of the potential candidates, testimonials from satisfied clients, timeframes and general information.

The potential client can request a personalized solution to their shortage.  A custom designed PowerPoint presentation outlining their personalized solution is emailed to them and a copy is sent via US Mail.  A sales representative can then follow up via telephone and email correspondence and present a formal proposal for services.

Pricing

Based on management’s experience in the industry, prices for placement of a qualified nurse, excluding transportation and government expenses which are paid by the prospective employer, could range from $2,500 and $5,000. This fee will be paid to Nurse Solutions by our prospective clients for the placement of each qualified RN.  The fee will cover our costs and expenses associated in locating, interviewing and placing an RN.

Competition

As the shortage of nurses grows, there is ample opportunity for providers of qualified nurses and an increasing demand for the orchestration of the search for nurses by an outside source.  Nurse Solutions specializes in full-time placements, which is most desirable in the current economy.

However, medical facilities may already have contracted with an outside placement service with a track record, such as the following

•

Soliant:  Soliant Health has placements in 50 states, working with both large metropolitan and small rural hospitals.

•

Nursefinders.  Founded in 1974, today Nursefinders is located in 36 states with over 150 offices, with individuals working in a variety of disciplines.

•

InterimHealthcare.  Founded in 1966, Interim HealthCare is the nation’s largest combined provider of home care and supplemental health care staffing with nearly 300 locations throughout America.

•

Advanced Med.  Advanced Med is a temporary staffing firm that provided healthcare professionals to hospitals and clinics throughout the nation on a contract and permanent basis.

Nurse Solutions is partnered with Sleep Associates Corporation, a private Nevada corporation, in a position to offer services to that corporation.  There is a ready supply of facilities needing assistance, due to the shortage forecasted beyond 2007.

Government Regulation

The Company will be required to comply with the local rules and requirements of doing business in each of the states where it places nursing staff.  The Company is not aware of any other regulations which will affect its business.

Employees

The Company does not have any full time employees at this time. All management activities are undertaken by the Company's Officer and Director.

Insurance

The Company does not have insurance coverage at this time.

Intellectual Property

None.

Item 2.  Description of Property

Our Primary address is located at 439 West Bockman Way, Sparta, TN 38583. Nurse Solutions is supplied office space at this address by Steve Howell at no charge to the Company during its development stage.

Item 3.  Legal Proceedings

Nurse Solutions is currently not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

On August 6, 2007, the Company’s common stock was approved for trading on the Over-the-county Bulletin Board under the symbol NRSS.  However, the stock has not yet traded.

As of December 31, 2007, there were 41 shareholders of record.

The Company has not paid dividends on its stock, and does not have retained earnings from which to pay dividends. Even if the Company was able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of any cumulative preferred stock that may be authorized and issued in the future.

Item 6.  Management’s Discussion and Analysis or Plan of Operations

The following plan of operations should be read in conjunction with the December 31, 2007, audited financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

The business plan of Nurse Solutions is to establish a market for the placement of qualified registered nurses from abroad in medical offices and hospitals located within the United States and Canada.  The Company will charge a fee ranging between $2,500 and $5,000, excluding certain governmental expenses and transportation which will be paid by the prospective client.

The Company’s business plan also includes the development of a website which will allow prospective clients to learn about the Company and contact Nurse Solutions for a presentation outlining a customized solution for their particular staffing needs.

The Company has not yet begun the development of its website.  However it currently has an existing relationship with Sleep Associates Corporation, a private Nevada corporation who deals with doctors and hospitals specializing in sleep disorders.  Nurse Solutions will use this relationship to begin marketing its services.

The funds available to the Company from private offerings were for a total of $61,050 and are adequate for it to cover general and operating expenses and to begin development of its website and marketing materials.

The Company does not have day-to-day operations and does not employ full or part-time staff.  The Company pays fees for services to its attorney', accountants, and transfer agent.  It retains additional services such as technology, website design and assistance in procedures necessary to coordinate the legal, accounting and regulatory filings from its consultants.  A fee is paid for these services.

The Company will require additional cash, either from financing transactions or operating activities, to meet our long-term goals. Our long-term goals will be to develop our website and establish relationships with prospective clients.

Over the next twelve months, the Company intends to complete the following:

1.

Hire one employee and set up office, telephones, computers, website, marketing materials, and infrastructure.

2.

Set up overseas placement company to coordinate complete placement of nurses.

3.

Complete all forms, standard operating procedures and any additional paperwork and protocol needed to finalize placement and create written placement procedures manual (overseas placement company to provide).

4.

Sleep Associates Corporation salespeople ask everyone they come in contact with if they have a need for qualified nurses.  If so, they pass out the brochures and they register the “needs” of the prospective customer with Nurse Solutions.

5.

Nurse Solutions will capitalize on the “free” upfront marketing provided by Sleep Associates Corporation’s salespeople and they will simply “broker” the nurses using the “overseas placement” company to fulfill the needs of our customers.

6.

Commencing in months 4 and 5, we will hire an additional employee and spend the money necessary to go directly to the schools that train the nurses overseas so we can by-pass the 50% placement commission paid to our overseas partner.

The Company estimates expenses over the next twelve months to complete the above tasks to be $156,885.  The Company is expecting income from nurses placed through existing relationships and referrals from Sleep Associates Corporation to be approximately $168,700.

For the year ended December 31, 2007, the Company has paid $16,538 in professional fees for legal, and consulting fees for development of the Company, $9,500 for accounting fees associated with audited financials; $20,000 in advertising expenses and $74 in other general administrative expenses.

Capital and Liquidity

As of December 31, 2007, we had total current assets of $13,650, and no liabilities, resulting in a working capital  of  $13,650.

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

The Company has a net loss and deficit accumulated during this development stage of $47,400.

Item 7.  Financial Statements

The Company’s audited financial statements for the year ended December 31, 2007 are included herewith.

Child, Van Wagoner & Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Nurse Solutions, Inc.

We have audited the accompanying balance sheets of Nurse Solutions, Inc. (a development stage company) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2007, and for the periods of November 14, 2006 (inception) to December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nurse Solutions, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since inception, and has not generated any revenues from its planned principal operations. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 14, 2008

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg
388 King's Road
North Point, Hong Kong

www.cpaone.net

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

Current Assets
Cash	$ 11,150	$ 56,050
Prepaid expenses	2,500	3,712
Total current assets	13,650	59,762

Total Assets	$ 13,650	$ 59,762

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Capital stock:
75,000,000 common shares authorized, $0.001 par value;
17,094,000 common shares issued and outstanding at
December 31, 2007 and December 31, 2006	17,094	17,094
Additional paid-in capital	43,956	43,956
Deficit accumulated during the development stage	(47,400)	(1,288)
Total Stockholders' Equity	13,650	59,762

Total Liabilities & Stockholders' Equity	$ 13,650	$ 59,762

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	Year Ended December 31, 2007	Period of Inception (November 14, 2006) to December 31, 2006	Cumulative Totals from Inception (November 14, 2006) to December 31, 2007

REVENUES	$ -	$ -	$ -

EXPENSES
Advertising expense	20,000	-	20,000
Audit fees	9,500	-	9,500
Professional fees	16,538	1,288	17,826
Other general and administrative	74	-	74
Total expenses	46,112	1,288	47,400

NET LOSS APPLICABLE TO COMMON SHARES	$ (46,112)	$ (1,288)	$ (47,400)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	17,094,000

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity
Balance on November 14, 2006	$ -	$ -	$ -	$ -	$ -

Common stock issued at $.001
for cash - November 14, 2006	17,050,000	17,050	-	-	17,050
Common stock issued at $1.00
for cash - November 20, 2006	44,000	44	43,956	-	44,000
Net loss	-	-	-	(1,288)	(1,288)
Balance on December 31, 2006	17,094,000	17,094	43,956	(1,288)	59,762

Net loss	-	-	-	(46,112)	(46,112)
Balance on December 31, 2007	$ 17,094,000	$ 17,094	$ 43,956	$ (47,400)	$ 13,650

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Period of Inception (November 14, 2006) to December 31, 2006	Cumulative totals from Inception (November 14, 2006) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (46,112)	$ (1,288)	$ (47,400)

Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Decrease (increase) in prepaid expenses	1,212	(3,712)	(2,500)
Net cash used in operating activities	(44,900)	(5,000)	(49,900)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	61,050	61,050
Proceeds received from notes payable - related parties	-	100	100
Payments made on notes payable - related parties	-	(100)	(100)
Net cash provided by financing activities	-	61,050	61,050

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(44,900)	56,050	11,150

Cash at beginning of period	56,050	-	-

Cash at end of period	$ 11,150	$ 56,050	$ 11,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH OPERATING, INVESTING,
AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2007 and 2006

NOTE 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Nurse Solutions, Inc. (a development stage company) (the “Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises."

Business Activity

The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada. The Company has elected a fiscal year end of December 31st.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $16,600 arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 14, 2006 (date of inception) through December 31, 2007 of $47,400 will begin to expire in 2025.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $11,150 and $56,050 in cash and cash equivalents at December 31, 2007 and December 31, 2006, respectively.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements (continued)

December 31, 2007 and 2006

NOTE 1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company's primary revenue stream will be placement fees earned for the placement of qualified nurses into various medical facilities. Revenue will be recognized once the service is performed, persuasive evidence of an agreement exists, the price is fixed or determinable and collectibility is reasonably expected.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

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

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements (continued)

December 31, 2007 and 2006

NOTE 2. Net Income or (Loss) Per Share of Common Stock (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31, 2007	Period of Inception (November 14, 2006) to December 31, 2006
Net loss	$(46,112)	$(1,288)

Weighted average common shares outstanding (Basic)	17,094,000	17,055,617
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	17,094,000	17,055,617

Net loss per share (Basic and Diluted)	$(0.003)	$(0.000)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 17,050,000 shares of its common stock, with an offering price of $0.001 per share for $17,050 in cash. Also in November 2006, the Company issued 44,000 shares of its common stock with an offering price of $1.00 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and will be used to cover further start-up and organizational costs of the Company. At December 31, 2007 and December 31, 2006 the Company had 17,094,000 shares of common stock issued and outstanding.

NOTE 4. Prepaid Expenses

At December 31, 2007, the Company had prepaid services in the amount of $2,500 to an unrelated party.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants over the past 2 years.

Item 8A.  Controls and Procedures

The management of Nurse Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Nurse Solutions, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

Nurse Solutions, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

Item 8B.  Other Information

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

Set forth below is the name and age of each individual who was a director or executive officer of Nurse Solutions as of December 31, 2007, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Tomasz Zurawek	43	President/Director/CFO/Principal Accounting Officer	From Inception (November 14, 2006) to present

All directors serve for a period of one year, or until the next annual shareholders meeting.

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned directors and executive officers:

Mr. Tomasz Zurawek graduated from the Medical Academy of Warsaw in 1987 with the degree of Medical Doctor. He completed his postgraduate training at City Hospital Wola Wschod in 1989 and began an internal medicine and cardiology fellowship at the same hospital. In 1991, Mr. Zurawek and his family immigrated to the United States and after passing necessary exams he was accepted in spring of 1992 for internal medicine residency followed by a pulmonary fellowship at Interfaith Medical Center in Brooklyn, NY. He graduated from the program in 1997, being board certified in internal medicine and later in pulmonary disorders.  Eventually he was nominated as a fellow of the American College of Chest Physicians. During five years of residency and fellowship Mr. Zurawek gained extensive experience in pulmonary and sleep medicine and was author and coauthor of several published articles pertaining to the area of multi-drug resistant tuberculosis. In 1997 Mr. Zurawek with his family relocated to Centerville, TN to fulfill his obligations in medically underserved area in order to become a permanent resident in the United States. Mr. Zurawek served as a chief of staff at Baptist Hickmann Community Hospital from 1997 until 2000, during that time he furthered his education in sleep medicine along with performing his duties in the emergency department as well as critical care and pulmonary consultant at Baptist Hickmann Community Hospital. In 2000, Mr. Zurawek accepted the position of the head of pulmonary division and ICU director at Horizon Medical Center in Dickson, TN.

Mr. Zurawek established his own pulmonary practice in 2003 in Dickson, TN and in the following year he became board certified in sleep medicine and a Diplomat of the American Board of Sleep Medicine. In 2006, Mr. Zurawek became board certified in anti-aging medicine and a diplomat of American Academy of Anti-Aging Medicine.

Mr. Tomasz Zurawek was actively involved in recruitment of several foreign trained physicians and over the years developed a strong interest in the process of nursing staff placement. Mr. Zurawek has developed extensive contacts in medical and nursing schools in his native Poland as well as in India.  Mr. Zurawek is actively involved in patient care and maintains a successful medical office in Dickson, as well as serving as an interpreting physician, medical director and consultant in several hospitals and sleep labs across the state of Tennessee and Kentucky. Mr. Zurawek has an unrestricted, active medical license in Tennessee and Kentucky.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

The Company has not, as of the date of this report, adopted a Code of Ethics.

Board of Directors

Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly we do not have a nominating committee or a committee performing similar functions.  Our entire board serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors.  Our current director is not independent.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

(a) No officer or director of the Company is receiving any remuneration at this time.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the corporation to any officer or director under any plan which presently exists. There are no plans to increase the number of employees significantly over the next twelve months.

Director Compensation

The Directors of the Company do not receive compensation at this time, but are paid consulting fees for specific services as incurred.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 17,094,000 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Amount and nature of beneficial ownership as of the date of this filing:

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Tomasz Zurawek(1)		6,044,000	35.4%

(1) Mr. Zurawek is the President and CFO, as well as the sole director.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Other than as set forth in this item, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

Mr. Zurawek, our sole director, is not independent under the independence standards under Item 407(a)(1) of Regulation S-B.

Item 13.   EXHIBITS.

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
31.1		Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer.
32.1		Rule 1350 Certification of Chief Executive and Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2007 and December 31, 2006, respectively, are set forth in the table below:

Fee Category	Year ended December 31, 2007	Year ended December 31, 2006
Audit fees (1)	$ 9,500	$ 0
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$ 9,500	$ 0

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the period ended December 31, 2007.  Our principal accountants are currently preparing the 2007 tax return.

(4)

“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services.  Non-audit services, consisting of the preparation of corporate tax returns by our principal independent accountants in 2007 and 2006, were not pre-approved pursuant to paragraph I(7)(i)I of Rule 2-01 of Regulation S-X.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURSE SOLUTIONS, INC.

/s/ Tomasz Zurawek

Tomasz Zurawek, President

March 21, 2008

Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tomasz Zurawek

Tomasz Zurawek, President, CFO, Principal Accounting Officer, Director

March 21, 2008

Date