Form 10KSB/A
period 2007-12-31
NURSE SOLUTIONS, INC.
filed 2008-05-08
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

Form 10-KSB/A

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

Yes [  ]

No [X]

PURPOSE OF AMENDMENT

Nurse Solutions, Inc. is filing this amendment to its Annual Report on Form 10KSB solely for the purpose of updating its disclosures under Item 8A, Disclosure Controls and Procedures.

Item 8A.  Controls and Procedures

The management of Nurse Solutions, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Nurse Solutions, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles and reliability of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report."

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURSE SOLUTIONS, INC.

/s/ Tomasz Zurawek

Tomasz Zurawek, President

April 25, 2008

Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tomasz Zurawek

Tomasz Zurawek, President, CFO, Principal Accounting Officer, Director

April 25, 2008

Date