Form 10-Q
period 2008-03-31
NURSE SOLUTIONS, INC.
filed 2008-05-20
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

NURSE SOLUTIONS, INC.

NEVADA	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

439 West Bockman Way
Sparta, TN 38583
(Address of principal executive offices)

(931) 837-5344
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . [ X]  No .  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2008, the Company had 17,094,000 issued and outstanding shares of its common stock.

Transitional Small Business Disclosure Format (Check one): Yes . [  ] No . [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets
Cash	$ 8,667	$ 11,150
Prepaid expenses	-	2,500
Total current assets	8,667	13,650

Total Assets	$ 8,667	$ 13,650

LIABILITIES & STOCKHOLDERS' EQUITY

Total Liabilities	$ -	$ -

Stockholders' Equity
Capital stock:
75,000,000 common shares authorized, $0.001 par value;
17,094,000 common shares issued and outstanding	17,094	17,094
Additional paid-in capital	43,956	43,956
Deficit accumulated during the development stage	(52,383)	(47,400)
Total Stockholders' Equity	8,667	13,650

Total Liabilities & Stockholders' Equity	$ 8,667	$ 13,650

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Quarter Ended March 31,		Cumulative Totals from Inception (November 14, 2006) to March 31,
	2008	2007	2008
	(unaudited)

REVENUES	$ -	$ -	$ -

EXPENSES
Advertising expense	-	-	20,000
Audit fees	-	2,500	9,500
Professional fees	4,983	3,862	22,809
Other general and administrative	-	-	74
Total expenses	4,983	6,362	52,383

NET LOSS APPLICABLE TO COMMON SHARES	$ (4,983)	$ (6,362)	$ (52,383)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,094,000	17,094,000

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity
Balance on November 14, 2006 (inception)	-	$ -	$ -	$ -	$ -

Common stock issued at $.001 per share
for cash - November 14, 2006	17,050,000	17,050	-	-	17,050
Common stock issued at $1.00 per share
for cash - November 20, 2006	44,000	44	43,956	-	44,000
Net loss	-	-	-	(1,288)	(1,288)
Balance on December 31, 2006	17,094,000	17,094	43,956	(1,288)	59,762

Net loss	-	-	-	(46,112)	(46,112)
Balance on December 31, 2007	17,094,000	17,094	43,956	(47,400)	13,650

Net loss	-	-	-	(4,983)	(4,983)
Balance on March 31, 2008 (unaudited)	17,094,000	$ 17,094	$ 43,956	$ (52,383)	$ 8,667

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Cumulative totals from Inception (November 14, 2006) to March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,983)	$ (6,362)	$ (52,383)

Adjustments to reconcile net loss to net cash used in operations:
Decrease in prepaid expenses	2,500	3,362	-
Net cash used in operating activities	(2,483)	(3,000)	(52,383)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties		-	100
Payments made on notes payable - related parties	-	-	(100)
Net cash provided by financing activities	-	-	61,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,483)	(3,000)	8,667

Cash at beginning of period	11,150	56,050	-

Cash at end of period	$ 8,667	$ 53,050	$ 8,667

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None

The accompanying notes are an integral part of these financial statements.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2008

NOTE 1. Organization and Summary of Significant Accounting Policies

The accompanying interim unaudited financial statements of Nurse Solutions, Inc. (a development stage company) (the “Company”) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on March 26, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

This summary of significant accounting policies of the “Company” is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises."

Business Activity

The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada. The Company has elected a fiscal year end of December 31.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $18,400 arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from November 14, 2006 (date of inception) through March 31, 2008 of $52,383 will begin to expire in 2026.   The valuation allowance increased by $1,700 and $2,200, during the three months ended March 31, 2008 and 2007, respectively.

Foreign Currency

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

There were no net gains and losses resulting from foreign exchange transactions that are included in the statements of operations during the periods presented.

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

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

March 31, 2008

NOTE 1. Organization and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $8,667 and $11,150 in cash and cash equivalents at March 31, 2008 and December 31, 2007, respectively.

Revenue Recognition

The Company's primary revenue stream will be placement fees earned for the placement of qualified nurses into various medical facilities. Revenue will be recognized once the service is performed, persuasive evidence of an agreement exists, the price is fixed or determinable and collectibility is reasonably expected.

Recently Issued Accounting Pronouncements

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

 In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

March 31, 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Net loss	$(4,983)	$(6,362)

Weighted average common shares outstanding (Basic)	17,094,000	17,094,000
Options	-	-
Warrants	-	-

Weighted average common shares outstanding (Diluted)	17,094,000	17,094,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 17,050,000 shares of its common stock, with an offering price of $0.001 per share for $17,050 in cash. Also in November 2006, the Company issued 44,000 shares of its common stock with an offering price of $1.00 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and will be used to cover further start-up and organizational costs of the Company. At March 31, 2008 and December 31, 2007 the Company had 17,094,000 shares of common stock issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

2.

Set up an overseas placement company to coordinate complete placement of nurses.

3.

Complete all forms, standard operating procedures, and any additional paperwork and protocol needed to finalize placement, and create a written placement procedures manual (overseas placement company to provide).

4.

We intend to request Sleep Associates Corporation salespeople to ask potential customers if they have a need for qualified nurses.  If so, they will pass out the brochures and register the “needs” of the prospective customer with Nurse Solutions.

5.

Nurse Solutions will capitalize on the upfront marketing provided by Sleep Associates Corporation’s salespeople and they will simply broker the nurses using the overseas placement company to fulfill the needs of our customers.

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

For the three months ended March 31, 2008, the Company has paid $4,983 in professional fees for legal, accounting fees associated with audited financial statements and consulting fees for development of the Company.

Capital and Liquidity

As of March 31, 2008, we had total current assets of $8,667 and total liabilities of $0, resulting in working capital of $8,667.

During the period of inception (November 14, 2006) through March 31, 2008, the Company received $61,050 in cash from the sale of its common stock, which it is using on a short-term basis to fund operations until the Company can generate profits. It has received $0 from the sale of stock under its SB-2 Registration Statement.

On a long-term basis we do not have sufficient cash to meet our needs and we will require additional cash, either from financing transactions or operating activities, to meet our long-term goals over the next twelve months. If revenues are not sufficient to pay our expenses, the Company will require additional financing over the next twelve months. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be sufficient for our needs or available to us on reasonable terms. In the event that the Company is unable to obtain financing, the Company will seek joint venture partners to assist in development with its technology and products. The Company has had no discussions with potential merger candidates, and has no knowledge of potential joint venture partners at this time.  If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing stockholders will likely experience further dilution of their percentage ownership of the Company by the issuance of additional shares to investors under terms not yet negotiated.

The Company has a net loss and deficit accumulated during this development stage of $52,383.

 Item 4. Controls and Procedures.

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

Nurse Solutions, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Company’s internal control over financial reporting is effective.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibits:

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURSE SOLUTIONS, INC.

May 15, 2008

/s/ Tomasz Zurawek

Date

TOMASZ ZURAWEK, PRESIDENT