Form 10-K/A
period 2007-12-31
NURSE SOLUTIONS, INC.
filed 2008-07-07
CIK 1393540

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

The Company’s Chief Financial Officer and President assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, our President and Chief Financial Officer believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

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

July 1, 2008

Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tomasz Zurawek

Tomasz Zurawek, President, CFO, Principal Accounting Officer, Director

Date  July 1, 2008