Form 10-Q
period 2008-06-30
NURSE SOLUTIONS, INC.
filed 2008-08-14
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

NURSE SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

439 West Bockman Way
Sparta, TN 38583
(Address of principal executive offices)

(931) 837-5344
(Registrant’s telephone number, including area code)

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

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 8, 2008, the Company had 17,094,000 issued and outstanding shares of its common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Nurse Solutions, Inc. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$ 1,562	$ 11,150
Prepaid expenses	-	2,500
Total current assets	1,562	13,650

Total Assets	$ 1,562	$ 13,650

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 1,200	$ -

Total Liabilities	1,200	-

Stockholders' Equity
Capital stock:
75,000,000 common shares authorized, $0.001 par value;
17,094,000 common shares issued and outstanding at
June 30, 2008 and December 31, 2007	17,094	17,094
Additional paid-in capital	43,956	43,956
Deficit accumulated during the development stage	(60,688)	(47,400)
Total Stockholders' Equity	362	13,650

Total Liabilities & Stockholders' Equity	$ 1,562	$ 13,650

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Totals from Inception (November 14, 2006) to June 30,
	2008	2007	2008	2007	2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Advertising expense	-	20,000	-	20,000	20,000
Professional fees	8,295	8,235	13,278	14,597	40,604
Other general and administrative	10	62	10	62	84
Total expenses	8,305	28,297	13,288	34,659	60,688

NET LOSS APPLICABLE TO COMMON SHARES	$ (8,305)	$ (28,297)	$ (13,288)	$ (34,659)	$ (60,688)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	17,094,000	17,094,000	17,094,000	17,094,000

The accompanying notes are an integral part of these financial statements.

NURSE SOLUTIONS
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,		Cumulative totals from Inception (November 14, 2006) to June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,288)	$ (34,659)	$ (60,688)

Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,500	(3,988)	-
Increase in accounts payable	1,200	4,000	1,200
Net cash used in operating activities	(9,588)	(34647)	(59,488)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties	-	-	100
Payments made on notes payable - related parties	-	-	(100)
Net cash provided by financing activities	-	-	61,050

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(9,588)	(34,647)	1,562

Cash at beginning of period	11,150	56,050	-

Cash at end of period	$ 1,562	$ 21,403	$ 1,562

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2008

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

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $21,000 arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. The valuation allowance increased by approximately $5,000 and $12,000 during the six months ended June 30, 2008 and 2007, respectively.  Operating loss carryforwards generated during the period from November 14, 2006 (date of inception) through June 30, 2008 of $60,688 will begin to expire in 2025.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $1,562 and $11,150 in cash and cash equivalents at June 30, 2008 and December 31, 2007, respectively.

Nurse Solutions, Inc.

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

June 30, 2008

NOTE 1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company's primary revenue stream will be placement fees earned for the placement of qualified nurses into various medical facilities. Revenue will be recognized once the service is performed, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectibility is reasonably expected.

Recently Issued Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

June 30, 2008

NOTE 2. Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(8,305)	$(28,297)	$(13,288)	$(34,659)

Weighted average common
shares outstanding (Basic)	17,094,000	17,094,000	17,094,000	17,094,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common
shares outstanding (Diluted)	17,094,000	17,094,000	17,094,000	17,094,000

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 17,050,000 shares of its common stock, with an offering price of $0.001 per share for $17,050 in cash. Also in November 2006, the Company issued 44,000 shares of its common stock with an offering price of $1.00 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and will be used to cover further start-up and organizational costs of the Company. At June 30, 2008 and December 31, 2007 the Company had 17,094,000 shares of common stock issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The business plan of Nurse Solutions, Inc. (“Nurse Solutions” or “the Company”) is to establish a market for the placement of qualified registered nurses from abroad in medical offices and hospitals located within the United States and Canada.  The Company will charge a fee ranging between $2,500 and $5,000, excluding certain governmental expenses and transportation, which will be paid by the prospective client.

The Company’s business plan also includes the development of a website, which will allow prospective clients to learn about the Company and contact Nurse Solutions for a presentation outlining a customized solution for their particular staffing needs.

The Company has not yet begun the development of its website.  However, it currently has an existing relationship with Sleep Associates Corporation, a private Nevada corporation that deals with doctors and hospitals specializing in sleep disorders.  Nurse Solutions will use this relationship to begin marketing its services.

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

5.

Nurse Solutions will capitalize on the upfront marketing provided by Sleep Associates Corporation’s salespeople, and they will broker the nurses using the overseas placement company to fulfill the needs of our customers.

6.

Commencing in months 4 and 5, we will hire an additional employee and spend the money necessary to hire directly from the schools that train the nurses overseas and eliminate the 50% placement commission paid to our overseas placement company.

The Company estimates expenses over the next twelve months to complete the above tasks to be $156,885.  The Company is expecting income from nurses placed through existing relationships and referrals from Sleep Associates Corporation to be sufficient to pay for expenses.

During the six months ended June 30, 2008, the Company incurred $8,305 in expenses, consisting primarily of $8,295 in professional fees for legal, accounting fees associated with audited financial statements and consulting fees for development of the Company.

Capital and Liquidity

As of June 30, 2008, we had total current assets of $1,562 and total liabilities of $1,200, resulting in working capital of $362.

During the period of inception (November 14, 2006) through June 30, 2008, the Company received $61,050 in cash from the sale of its common stock, which it is using on a short-term basis to fund operations until the Company can generate profits. It did not receive the proceeds from the sale of stock under its SB-2 Registration Statement.

On a long-term basis, we do not have sufficient cash to meet our needs and we will require additional cash, either from financing transactions or operating activities, to meet our long-term goals over the next twelve months. If revenues are not sufficient to pay our expenses, the Company will require additional financing over the next twelve months. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be sufficient for our needs or available to us on reasonable terms. In the event that the Company is unable to obtain financing, the Company will seek joint venture partners to assist in development with its technology and products. The Company has had no discussions with potential merger candidates, and has no knowledge of potential joint venture partners at this time.  If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing stockholders will likely experience further dilution of their percentage ownership of the Company by the issuance of additional shares to investors under terms not yet negotiated.

The Company has a net loss and deficit accumulated during this development stage of $60,688.

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

Nurse Solutions, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective.

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

July 24, 2008

/s/ Tomasz Zurawek

Date

TOMASZ ZURAWEK, PRESIDENT