Form 10-Q
period 2008-09-30
SYNC2 ENTERTAINMENT CORP.
filed 2008-11-19
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to  N/A

Commission file number 333-141875

Sync2 Entertainment Corporation

(Exact name of Registrant as specified in its charter)

NEVADA	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

439 West Bockman Way
Sparta, TN 38583
(Address of principal executive offices)

(931) 837-5344
(Registrant’s telephone number, including area code)

Formerly ‘NURSE SOLUTIONS, INC.’

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

As of November 14, 2008 the Company had 85,470,000 issued and outstanding shares of common stock.

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Sync2 Entertainment Corporation (formerly Nurse Solutions, Inc.) (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2007 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

SYNC2 ENTERTAINMENT CORPORATION
(FORMERLY NURSE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets
Cash	$ 914	$ 11,150
Prepaid expenses	-	2,500
Total current assets	914	13,650

Total Assets	$ 914	$ 13,650

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 10,983	$ -

Total Liabilities	10,983	-

Stockholders' Equity (Deficit)
Capital stock:
375,000,000 common shares authorized, $0.001 par value;
85,470,000 common shares issued and outstanding	85,470	85,470

Additional paid-in capital	(24,420)	(24,420)
Deficit accumulated during the development stage	(71,119)	(47,400)
Total Stockholders' Equity (Deficit)	(10,069)	13,650

Total Liabilities & Stockholders' Equity (Deficit)	$ 914	$ 13,650

The accompanying notes are an integral part of these financial statements.

SYNC2 ENTERTAINMENT CORPORATION
(FORMERLY NURSE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Totals from Inception (November 14, 2006) to September 30,
	2008	2007	2008	2007	2008

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Advertising expense	-	-	-	20,000	20,000
Professional fees	6,540	3,642	19,818	18,239	47,144
Office and administrative	3,891	4	3,901	66	3,975
Total expenses	10,431	3,646	23,719	38,305	71,119

Net loss	$ (10,431)	$ (3,646)	$ (23,719)	$ (38,305)	$ (71,119)

Net loss per basic and
diluted shares	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	85,470,000	85,470,000	85,470,000	85,470,000

The accompanying notes are an integral part of these financial statements.

SYNC2 ENTERTAINMENT CORPORATION
(FORMERLY NURSE SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,		Cumulative totals from Inception November 14, 2006 to September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (23,719)	$ (38,305)	$ (71,119)

Adjustments to reconcile net loss to net cash
used in operations:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,500	(1,338)	-
Increase in accounts payable	10,983	-	10,983
Net cash used in operating activities	(10,236)	(39,643)	(60,136)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties	-	-	100
Payments made on notes payable - related parties	-	-	(100)
Net cash provided by financing activities	-	-	61,050

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(10,236)	(39,643)	914

Cash at beginning of period	11,150	56,050	-

Cash at end of period	$ 914	$ 16,407	$ 914

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation

(Formerly Nurse Solutions, Inc.)

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2008

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

Business Activity

The Company was incorporated in Nevada on November 14, 2006 as Nurse Solutions, Inc. to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA  and  Canada.  The Company has elected a fiscal year end of December 31. Effective September 12, 2008 the Company changed its name to Sync2 Entertainment Corporation and is actively pursuing business opportunities in the entertainment industry.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $24,900 arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. The valuation allowance increased by approximately $8,300 and $13,400 during the nine months ended September 30, 2008 and 2007, respectively.  Operating loss carry forwards generated during the period from November 14, 2006 (date of inception) through September 30, 2008 of $71,119 will begin to expire in 2025, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $914 and $11,150 in cash and cash equivalents at September 30, 2008 and December 31, 2007, respectively.

Sync2 Entertainment Corporation

(Formerly Nurse Solutions, Inc.)

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

September 30, 2008

NOTE 1. Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue will be recognized once the service is performed, persuasive evidence of an agreement exists, the price is fixed or determinable, and collectability is reasonably expected.

Recently Issued Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies”. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

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

In December 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  This Statement amends ARB 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Sync2 Entertainment Corporation

(Formerly Nurse Solutions, Inc.)

(A Development Stage Company)

Notes to Unaudited Financial Statements (continued)

September 30, 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net loss	$(10,431)	$(3,646)	$(23,719)	$(38,305)
Weighted average common
shares outstanding (Basic)	85,470,000	85,470,000	85,470,000	85,470,000
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common
shares outstanding (Diluted)	85,470,000	85,470,000	85,470,000	85,470,000

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 17,050,000 (85,250,000 post split) shares of its common stock, with an offering price of $0.001 ($0.0002 post split) per share for $17,050 in cash. Also in November 2006, the Company issued 44,000 (220,000 post split) shares of its common stock with an offering price of $1.00 ($0.20 post split) per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and will be used to cover further start-up and organizational costs of the Company.

Effective October 15, 2008 the Company split its issued common shares on a five for one share basis (5 for 1) resulting in 85,470,000 shares of common stock issued and outstanding at September 30, 2008 and December 31, 2007. The split has been retroactively applied to the accompanying financial statements for all periods presented.

On September 19, 2008, the Company amended its Articles of Incorporation thereby increasing the number of authorized shares of stock from 75,000,000 to 375,000,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The business plan of Sync2 Entertainment Corporation (formerly Nurse Solutions, Inc.) or “the Company” was to establish a market for the placement of qualified registered nurses from abroad in medical offices and hospitals located within the United States and Canada.  The Company is now actively pursuing business opportunities in the entertainment industry.

The Company’s business plan includes the development of a website, which will allow prospective clients to learn about the Company and contact us for a presentation.

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

The Company will require additional cash, either from financing transactions or operating activities, to meet our long-term goals. Our long-term goals will be to develop our website and establish relationships with prospective projects.

The Company estimates expenses over the next twelve months to complete the above tasks to be $160,000.  During the nine months ended September 30, 2008 the Company incurred $23,719 in expenses, consisting primarily of $19,818 in professional fees for legal and accounting fees associated with audited financial statements and consulting fees for development of the Company.

The Company has received $0 revenues from operations to date.

Capital and Liquidity

As of September 30, 2008 we had total current assets of $914 and total liabilities of $10,983, resulting in a working capital deficiency of $10,069.

During the period of inception (November 14, 2006) through September 30, 2008 the Company received $61,050 in cash from the sale of its common stock, which it is using on a short-term basis to fund operations until the Company can generate profits. It did not receive the proceeds from the sale of stock under its SB-2 Registration Statement.

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

The Company has a net loss and deficit accumulated during this development stage of $71,119.

 Item 4T. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles and reliability of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of September 30, 2008, the Company’s internal control over financial reporting is effective.

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

SYNC2 ENTERTAINMENT CORPORATION

November 18, 2008

/s/ John Moore

      Date

JOHN MOORE, PRESIDENT