Form 10-K
period 2008-12-31
SYNC2 ENTERTAINMENT CORP.
filed 2009-04-15
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) O THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No.  333-141875

Sync2 Entertainment Corporation

(Name of registrant as specified in its charter)

Nevada	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8430 West Lake Mead Blvd.

Suite 100, Las Vegas, NV  89128

(Address of principal executive offices)

(702) 308-9502

(Registrant’s Telephone Number)

Formerly ‘Nurse Solutions, Inc.’

439 West Bockman Way

Sparta, TN 38583

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasons issuer, as defined in Rule 405 of the Securities Act.  [  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceiding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]    No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009.  (See definition of affiliates in Rule 12b-2 of the Exchange Act.)  $1,105,000

As of December 31, 2008 there were 85,470,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.   Business

Business Development

The Company (‘Sync2’ or the ‘Company’) was incorporated in Nevada on November 14, 2006 as Nurse Solutions, Inc. to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada.  The Company has elected a fiscal year end of December 31. Effective September 12, 2008 the Company changed its name to Sync2 Entertainment Corporation and is actively pursuing business opportunities in the entertainment industry.

Since its inception, Sync2 has not been involved in any bankruptcy, receivership or similar proceedings. It has not undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

From inception to date the Company has raised $61,050.  The Company has retained professional legal, transfer agent and accounting services and has hired consultants to assist in coordinating any regulatory filings.  A placement service has worked with hospitals, medical offices and doctors for the placement of nurses pursuant to the Company’s original business plan but has been unsuccessful to date.

General

From inception to December 31, 2008 the Company attempted to provide a network of qualified registered nurses (“RNs”) from around the globe to alleviate the alarming and growing shortage of RNs in the USA and make it possible for healthcare organizations throughout the USA to hire skilled nurses from abroad.

On January 16, 2009 Sync2 Agency, Ltd., a wholly-owned subsidiary of Sync2 Entertainment, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Agreement”) with Devlin eBusiness Architects, Inc., a Canadian corporation (“Devlin”).  Under the terms of the Agreement, Sync2 was to purchase substantially all of the property, assets and undertakings of the business carried on by Devlin in Western Canada.  In consideration for this acquisition Sync2 has agreed to pay $766,500 (Canadian), as follows:  $391,000 at closing and three equal payments of $125,166 each to be made March 31, 2009, June 30, 2009 and September 30, 2009.  Subsequently the Company determined to not proceed with the Asset Purchase Agreement. Other than in respect of the Agreement, there are no material relationships between the Company and Devlin.

Government Regulation

The Company will be required to comply with the local rules and requirements of doing business in Canada and in the United States.  The Company is not aware of any regulations, other than those governing the normal course of business, which will affect its business.

Employees

The Company does not have any full time employees at this time. All management activities are undertaken by the Company's Officers and Directors.

Insurance

The Company does not have insurance coverage at this time.

Intellectual Property

None.

Item 1A.  Risk Factors

No applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Property

Our Primary address is located at 8430 West Lake Mead Boulevard, Suite 100, Las Vegas, NV  89128.

The Company is supplied office space at this address by Steve Howell at no charge to the Company during its development stage.

Item 3.  Legal Proceedings

The Company is currently not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 19, 2008, the Company filed a Certificate of Amendment with the Secretary of State of Nevada changing the Company’s name to Sync2 Entertainment Corporation and increasing its authorized capital to 375,000,000 shares of common stock of $0.001 each par value.  The name change and share increase was approved by a majority of the Company’s shareholders on September 12, 2008.

The Board of Directors approved the change in the Company’s name and the increase in authorized common shares in order to advance the Company’s current business plan.  At that time, the Company also approved a 5:1 forward split of the Company’s common stock, such that each shareholder of record as of the effective date shall receive 5 new shares for each one old share.  The forward split took effect October 15, 2008. All references to issued and outstanding shares in this filing are shown as post forward split as if the split had been effective at the beginning of the first period presented.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On August 6, 2007 the Company’s common stock was approved for quotation on the Over-the-Counter Bulletin Board under the symbol NRSS.  The Company changed its trading symbol to SYTO on the change of its name September 19, 2008.

As of December 31, 2008 there were 36 shareholders of record holding 85,470,000 shares of common stock issued and outstanding.

The Company has not paid dividends on its stock and does not have retained earnings from which to pay dividends. Even if the Company was able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of any cumulative preferred stock that may be authorized and issued in the future.

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities with or without registration during the last fiscal year.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Plan of Operations and Results of Operations

The following plan of operations should be read in conjunction with the December 31, 2008 audited financial statements and the related notes elsewhere in this report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

The business plan of the Company was to establish a market for the placement of qualified registered nurses from abroad in medical offices and hospitals located within the United States and Canada.  The Company has been unsuccessful in this endeavor, has abandoned its original plan, is actively pursuing business opportunities in the entertainment industry and has begun the development of its website.

The funds available to the Company from private offerings were for a total of $61,050 and have been adequate for it to cover general and operating expenses to date and to begin development of its website and marketing materials.

At December 31, 2008 the Company does not have day-to-day operations and does not employ full or part-time staff.  The Company pays fees for services to its attorney', accountants, and transfer agent.  It retains additional services such as technology, website design and assistance in procedures necessary to coordinate the legal, accounting and regulatory filings from its consultants.  A fee is paid for these services.

The Company will require additional cash, either from financing transactions or operating activities, to meet its long-term goals. The long-term goals will be to develop a corporate website and establish relationships with prospective clients.

The Company estimates expenses over the next twelve months to complete the above tasks to be $120,000.  We have no commitments for capital expenditures. Since we do not anticipate generating significant revenues over the next year, we intend to depend upon equity financing through private placement offerings of our common stock to fund the implementation of our business plan.  Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $nil revenue. In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

We will need additional capital to carry out our business plans. No commitments to provide additional funds have been made by management or other stockholders or investors.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all.

For the year ended December 31, 2008, the Company has paid $28,646 in professional fees for legal and consulting fees for development of the Company (2007: $16,538); $13,000 for accounting fees associated with audited financials (2007: $9,500); $nil in advertising expenses (2007: $20,000); and $4,768 in other general administrative expenses (2007: $74).

Capital and Liquidity

As of December 31, 2008, we had total current assets of $147 and $32,911 in liabilities, resulting in a working capital deficiency of $32,764 (December 31, 2007: working capital of $13,650).

On a long-term basis we do not have sufficient cash to meet our needs and we will require additional financing, either from financing transactions or operating activities, to meet our goals over the next twelve months. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be sufficient for our needs or available to us on reasonable terms. In the event that the Company is unable to obtain financing, the Company will seek joint venture partners to assist in the development of its technology and products. The Company has had no discussions with potential merger candidates and has no knowledge of potential joint venture partners at this time.  If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company by the issuance of additional shares to investors under terms not yet negotiated.

The Company has a net loss and deficit accumulated during this development stage of $93,814.

Item 8.  Financial Statements

The Company’s audited financial statements for the year ended December 31, 2008 are included herewith.

CHILD VAN WAGONER & BRADSHAW. PLLC

5296 South Commerce Drive, Suite 300

1284 West Flint Meadow Drive, Suite D

Salt Lake City, Utah 84107-5370

Kaysville, Utah 84037-9590

Telephone (801) 281-4700

Telephone (801) 927-1337

Facsimile (801) 281-4701

Facsimile (801) 917-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

SYNC2 ENTERTAINMENT CORPORATION

We have audited the accompanying balance sheets of SYNC2 ENTERTAINMENT CORPORATION (the Company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period of November 14, 2006 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYNC2 ENTERTAINMENT CORPORATION as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period of November 14, 2006 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred losses since inception, and has not generated any revenues from its planned principal operations. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 13, 2008

Sync2 Entertainment Corporation
(formerly Nurse Solutions, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

Current Assets
Cash	$ 147	$ 11,150
Prepaid expenses	-	2,500
Total current assets	147	13,650

Total Assets	$ 147	$ 13,650

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 32,911	$ -

Total Liabilities	32,911	-

Stockholders' Equity (Deficit)
Capital stock:
375,000,000 common shares authorized, $0.001 par value;
85,470,000 common shares issued and outstanding at
December 31, 2008 and December 31, 2007	85,470	85,470
Additional paid-in capital (deficiency)	(24,420)	(24,420)
Deficit accumulated during the development stage	(93,814)	(47,400)
Total Stockholders' Equity (Deficit)	(32,764)	13,650

Total Liabilities & Stockholders' Equity (Deficit)	$ 147	$ 13,650

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation
(formerly Nurse Solutions, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative Totals from Inception (November 14, 2006) to December 31, 2008

REVENUES	$ -	$ -	$ -

EXPENSES
Advertising expense	-	20,000	20,000
Audit fees	13,000	9,500	22,500
Other professional fees	28,646	16,538	46,472
General and administrative	4,768	74	4,842
Total expenses	46,414	46,112	93,814

NET LOSS APPLICABLE TO COMMON SHARES	$ (46,414)	$ (46,112)	$ (93,814)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	85,470,000	85,470,000

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation
(formerly Nurse Solutions, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)
Balance from inception November 14, 2006	-	$ -	$ -	$ -	$ -
Common stock issued for cash:
- November 14, 2006	85,250,000	85,250	(68,200)	-	17,050
- November 20, 2006	220,000	220	43,780	-	44,000
Net loss	-	-	-	(1,288)	(1,288)
Balance December 31, 2006	85,470,000	85,470	(24,420)	(1,288)	59,762
Net loss	-	-	-	(46,112)	(46,112)
Balance December 31, 2007	85,470,000	85,470	(24,420)	(47,400)	13,650
Net loss	-	-	-	(46,414)	(46,414)

Balance December 31, 2008	85,470,000	$ 85,470	$ (24,420)	$ (93,814)	$ (32,764)

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation
(formerly Nurse Solutions, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative totals from Inception (November 14, 2006) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (46,414)	$ (46,112)	$ (93,814)

Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Decrease (increase) in prepaid expenses	2,500	1,212	-
Increase (decrease) in accounts payable	32,911	-	32,911
Net cash used in operating activities	(11,003)	(44,900)	(60,903)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties	-	-	100
Payments made on notes payable - related parties	-	-	(100)
Net cash provided by financing activities	-	-	61,050

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(11,003)	(44,900)	147

Cash at beginning of period	11,150	56,050	-

Cash at end of period	$ 147	$ 11,150	$ 147

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH OPERATING, INVESTING,
AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation

(formerly Nurse Solutions, Inc.)

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

NOTE 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Sync2 Entertainment Corporation (the “Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises."

Business Activity

The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada, has been unsuccessful in this business and is now developing business opportunities in web based internet advertising and entertainment.

The Company has elected a fiscal year end of December 31st.

Subsequent to December 31, 2008 the Company entered into an Asset Purchase Agreement with Devlin eBusiness Architects, Inc., a Canadian corporation (“Devlin”).  Under the terms of the Agreement, Sync2 was to purchase substantially all of the property, assets and undertakings of the business carried on by Devlin in Western Canada.  In consideration for this acquisition Sync2 agreed to pay $766,500 (Canadian), as follows:  $391,000.00 at closing and three equal payments of $125,166.67 each to be made March 31, 2009, June 30, 2009 and September 30, 2009.  Subsequently, the Company determined to not proceed with the Asset Purchase Agreement.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets of approximately $32,800 arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from November 14, 2006 (date of inception) through December 31, 2008 of $93,814 will begin to expire in 2025.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $147 and $11,150 in cash and cash equivalents at December 31, 2008 and December 31, 2007, respectively.

Sync2 Entertainment Corporation

(formerly Nurse Solutions, Inc.)

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

NOTE 1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December, 2007, the FASB issued SFAS No. 141( R ), “Business Combinations”, which established the principles and requirements for how an acquirer recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, any non controlling  interest in the acquiree and goodwill acquired. SFAS 141R also establishes disclosure requirements to enable evaluation of the nature and financial effects of the business combination. SFAS 141R is effective the first annual reporting period beginning on or after December 15, 2008 and is not expected to have any impact on the Company’s financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be characterized as non controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.and is not expected to have an impact on the Company’s financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133. SFAS 161 requires entities utilizing derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company does not have or utilize any derivative instruments and/or hedging activities and therefore SFAS 161 is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the FASB ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163").  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Sync2 Entertainment Corporation

(formerly Nurse Solutions, Inc.)

(A Development Stage Company)

Notes to Audited Financial Statements

December 31, 2008

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Net loss	$(46,414)	$(46,112)
Weighted average common shares outstanding (Basic)	85,470,000	85,470,000
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	85,470,000	85,470,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 85,250,000 shares of its common stock (17,050,000 pre split), with an offering price of $0.001 per share for $17,050 in cash. Also in November 2006, the Company issued 220,000 shares of its common stock (44,000 pre split) with an offering price of $1.00 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and has been used to cover further start-up and organizational costs of the Company. At December 31, 2008 and December 31, 2007 the Company had 85,470,000 shares of common stock issued and outstanding. The Company approved a 5:1 forward split of the Company’s common stock, such that each shareholder of record as of the effective date received 5 new shares for each one old share.  The forward split took effect October 15, 2008. All references to issued and outstanding shares in these financial statements are shown as post forward split as if the split had been effective at the beginning of the first period presented.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants over the past 2 years.

Item 9A.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Control

Sync2 carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Sync2’s chief executive officer and chief financial officer as of the end of the period covered by this annual report (the “Evaluation Date”). Based on and as of the date of such evaluation, the aforementioned officers have concluded that Sync2’s disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective to detect the inappropriate application of US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There were no significant changes in Sync2’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

Item 9B.  Other Information

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

Executive Officers and Directors

Set forth below is the name and age of each individual who was a director or executive officer of Sync2 as of December 31, 2008 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
John Moore	57	Director and CFO	August 18, 2008 to present
James Fitzpatrick	76	Director, President and CEO	November 6, 2008 to present
Tomasz Zurawek	43	President, Director and CFO Resigned October 1, 2008	November 14, 2006 to October 1, 2008

All directors serve for a period of one year, or until the next annual shareholders meeting.

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned directors and executive officers:

John Moore

Mr. Moore has more than 35 years of experience in finance and business management, and has owned and operated several businesses.  Since 1983, Mr. Moore has been the owner and operator of John Moore Financial Management Solutions, Inc.  Additionally, Mr. Moore has served as the CFO and a Director of Royal Crown Capital Corporation since 2008 and as CFO and Director of CND Baer Technologies Ltd, Dba Lazy Bath since 2007.  During 2007, he also served as CFO and Director of The Great Canadian Karaoke Challenge Ltd and as CFO and Director of Real American Show Down, Inc./USA Karaoke Championships, Inc.  From 2003 through 2006, Mr. Moore served as CFO and Director of Flameret, Inc.  During 2003, Mr. Moore served as CFO and Director of Rim Bra Brake Systems, Inc.  From 1997 to 2000, Mr. Moore served as CFO and Director of Image Power, Inc.

James Fitzpatrick

Mr. Fitzpatrick is a well-known figure in the Vancouver investment community, with extensive experience in corporate finance. He is vice-president of LJV Capital Corp., specializing in Investment Banking, and Mergers and Acquisitions. Prior to entering the corporate finance field, Mr. Fitzpatrick founded a chain of forty-nine video stores in British Columbia. He also enjoyed a career in media, serving for five years as Executive Producer of KPSP-TV in Palm Springs, California where he worked with Robert Downy, Jr. and dealt with Mel Gibson. He also dealt with Lion's Gate Studios, and International Motion Picture Distribution Inc. and its CEO James R. Moder, and was active with the Palm Springs Film Festival. Mr. Fitzpatrick was a member of ROTC (Regular Officer Training Corp.) while attending the University of Toronto, and served as Captain with the Canadian Intelligence Corp. He speaks fluent Russian, French, and Spanish.

Tomasz Zurawek

Mr. Zurawek graduated from the Medical Academy of Warsaw in 1987 with the degree of Medical Doctor. He completed his postgraduate training at City Hospital Wola Wschod in 1989 and began an internal medicine and cardiology fellowship at the same hospital. In 1991, Mr. Zurawek and his family immigrated to the United States and after passing necessary exams he was accepted in spring of 1992 for internal medicine residency followed by a pulmonary fellowship at Interfaith Medical Center in Brooklyn, NY. He graduated from the program in 1997, being board certified in internal medicine and later in pulmonary disorders.  Eventually he was nominated as a fellow of the American College of Chest Physicians. During five years of residency and fellowship Mr. Zurawek gained extensive experience in pulmonary and sleep medicine and was author and coauthor of several published articles pertaining to the area of multi-drug resistant tuberculosis. In 1997 Mr. Zurawek with his family relocated to Centerville, TN to fulfill his obligations in medically underserved area in order to become a permanent resident in the United States. Mr. Zurawek served as a chief of staff at Baptist Hickmann Community Hospital from 1997 until 2000, during that time he furthered his education in sleep medicine along with performing his duties in the emergency department as well as critical care and pulmonary consultant at Baptist Hickmann Community Hospital. In 2000, Mr. Zurawek accepted the position of the head of pulmonary division and ICU director at Horizon Medical Center in Dickson, TN.

Mr. Zurawek established his own pulmonary practice in 2003 in Dickson, TN and in the following year he became board certified in sleep medicine and a Diplomat of the American Board of Sleep Medicine. In 2006, Mr. Zurawek became board certified in anti-aging medicine and a diplomat of American Academy of Anti-Aging Medicine and has an unrestricted, active medical license in Tennessee and Kentucky.

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

We are not presently required to have independent directors.  Our current directors are not independent.  If we ever become an issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association with independent director requirements we intend to comply with all applicable requirements relating to director independence.

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

Item 11.  Executive Compensation

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock of 85,470,000 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Amount and nature of beneficial ownership as of the date of this filing:

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Tomasz Zurawek(1)		30,220,000	35.4%

(1)

Mr. Zurawek was the President, CFO and director until his resignation on October 1, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than as set forth in this item, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation S-K had or is to have a direct or indirect material interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2008, 2007 and December 31, 2006, respectively, are set forth in the table below:

Fee Category	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Audit fees (1)	$ 13,000	$ 9,500	$ 0
Audit-related fees (2)	0	0	0
Tax fees (3)	0	0	0
All other fees (4)	0	0	0
Total fees	$ 13,000	$ 9,500	$ 0

          (1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

         (2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

         (3)

“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the year ended December 31, 2008.

         (4)

“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services.  Non-audit services, consisting of the preparation of corporate tax returns by our principal independent accountants in 2008, 2007 and 2006, were not pre-approved pursuant to paragraph I(7)(i)I of Rule 2-01 of Regulation S-X.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

Item 15.   EXHIBITS.

Exhibits

The following Exhibits are being filed with this report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
31.1		Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer.
32.1		Rule 1350 Certification of Chief Executive and Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNC2 ENTERTAINMENT CORPORATION

/s/ James Fitzpatrick

James Fitzpatrick, President

April 14, 2009

Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Fitzpatrick

James Fitzpatrick, President

/s/ John Moore

John Moore, CFO

April 14, 2009

Date