Form 10-Q
period 2009-03-31
SYNC2 ENTERTAINMENT CORP.
filed 2009-05-20
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

SYNC2 ENTERTAINMENT CORPORATION

NEVADA	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8430 West Lake Mead Blvd.

Suite 100, Las Vegas, NV  89128

 (Address of principal executive offices)

(702) 308-9502
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2009 the Company had 85,470,000 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes . [  ] No . [X]

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of Sync2 Entertainment Corporation (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying unaudited interim financial statements for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

Sync2 Entertainment Corporation
(a development stage company)
BALANCE SHEETS
	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current Assets
Cash	$ 147	$ 147

Total current assets	147	147

Total Assets	$ 147	$ 147

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 332,911	$ 32,911
Total Liabilities	332,911	32,911

Stockholders' Equity
Capital stock:
375,000,000 common shares authorized, $0.001 par value;
85,470,000 common shares issued and outstanding	85,470	85,470
Additional paid-in capital (deficiency)	(24,420)	(24,420)
Deficit accumulated during the development stage	(393,814)	(93,814)
Total Stockholders' Equity	(332,764)	(32,764)

Total Liabilities & Stockholders' Equity	$ 147	$ 147

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation
(a development stage company)
STATEMENTS OF OPERATIONS
(unaudited)
	Quarter Ended March 31,		Cumulative Totals from Inception (November 14, 2006) to March 31,
	2009	2008	2009

REVENUES	$ -	$ -	$ -

EXPENSES
Advertising expense	-	-	20,000
Business development	195,000	-	195,000
Professional fees	40,000	4,983	108,972
Other general and administrative	65,000	-	69,842
Total expenses	300,000	4,983	393,814

NET LOSS APPLICABLE TO COMMON SHARES	$ (300,000)	$ (4,983)	$ (393,814)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	85,470,000	85,470,000

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity
Balance from inception November 14, 2006	-	$ -	$ -	$ -	$ -

Common stock issued for
cash: -November 14, 2006	85,250,000	85,250	(68,200)	-	17,050
-November 20, 2006	220,000	220	43,780	-	44,000
Net loss	-	-	-	(1,288)	(1,288)
Balance on December 31, 2006	85,470,000	85,470	(24,420)	(1,288)	59,762

Net loss	-	-	-	(46,112)	(46,112)
Balance on December 31, 2007	85,470,000	85,470	(24,420)	(47,400)	13,650

Net loss	-	-	-	(46,414)	(46,414)
Balance on December 31, 2008	85,470,000	85,470	(24,420)	(93,814)	(32,764)

Net loss March 31, 2009	-	-	-	(300,000)	(300,000)
	85,470,000	$ 85,470	$ (24,420)	$ (393,814)	$ (332,764)

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,		Cumulative totals from Inception (November 14, 2006) to March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (300,000)	$ (4,983)	$ (393,814)

Adjustments to reconcile net loss to net cash used in operations:
Decrease in prepaid expenses	-	2,500	-
Increase in accounts payable	300,000	-	332,911
Net cash used in operating activities	-	(2,483)	(60,903)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties		-	100
Payments made on notes payable - related parties	-	-	(100)
Net cash provided by financing activities	-	-	61,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(2,483)	147

Cash at beginning of period	147	11,150	-
Cash at end of period	$ 147	$ 8,667	$ 147

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None

The accompanying notes are an integral part of these financial statements.

Sync2 Entertainment Corporation

 (A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2009

NOTE 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Sync2 Entertainment Corporation (a development stage company) (the “Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises."

Business Activity

The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada, has been unsuccessful in this business and is now developing business opportunities in web based internet advertising and entertainment.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from November 14, 2006 (date of inception) through March 31, 2009 of $393,814 will begin to expire in 2025, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization.

Foreign Currency

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and exchange gains or losses are included in determining net income or loss. There were no net gains and losses resulting from foreign exchange transactions that are included in the statements of operations during the period presented.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $147 in cash and cash equivalents at March 31, 2009.

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

No new pronouncements have current application to the Company.

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

NOTE 2. Net Income or (Loss) Per Share of Common Stock (continued)

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008

Net loss	$(300,000)	$(4,983)
Weighted average common
shares outstanding (Basic)	85,470,000	85,470,000
Options	-	-
Warrants	-	-
Weighted average common
shares outstanding (Diluted)	85,470,000	85,470,000

Net loss per share (Basic
and Diluted)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 85,250,000 (17,050,000 pre split) shares of its common stock, with an offering price of $0. 0002 ($0.001 pre split) per share for $17,050 in cash. Also in November 2006, the Company issued 220,000 shares of its common stock with an offering price of $0.20 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 to be used to cover start-up and organizational costs of the Company.

Effective October 15, 2008 the Company split its issued common shares on a five for one share basis (5 for 1). The split has been retroactively applied to the accompanying financial statements for all periods presented.

On September 19, 2008, the Company amended its Articles of Incorporation thereby increasing the number of authorized shares of common stock from 75,000,000 to 375,000,000.

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

NOTE 5. Subsequent Events

Subsequent to March 31, 2009 the Company changed its name from Sync2 Entertainment Corporation to

 iGen Networks Corp. and resolved to reverse split its issued common shares on the basis of 1 new common share for each 100 existing common shares held.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The funds available to the Company from private offerings for a total of $61,050 have been adequate for it to cover general and operating expenses to date and to begin development of its website and marketing materials.

At March 31, 2009 the Company does not have day-to-day operations and does not employ full or part-time staff.  The Company pays fees for services to its attorney', accountants, and transfer agent.  It retains additional services such as technology, website design and assistance in procedures necessary to coordinate the legal, accounting and regulatory filings from its consultants.  A fee is paid for these services.

The Company will require additional cash, either from financing transactions or operating activities, to meet its long-term goals. The long-term goals will be to develop a corporate website and establish relationships with prospective clients.

The Company estimates expenses over the next twelve months to complete the above tasks to be $120,000.  We have no commitments for capital expenditures. Since we do not anticipate generating significant revenues over the next year, we intend to depend upon equity financing through private placement offerings of our common stock to fund the implementation of our business plan.  Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $0 revenue. In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

We will need additional capital to carry out our business plans. No commitments to provide additional funds have been made by management or other stockholders or investors.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to us or at all.

For the three months ended March 31, 2009, the Company has paid or accrued as payable $25,000 in professional fees for legal and consulting fees for development of the Company (2008: $4,983); $15,000 for accounting fees associated with audited financials (2008: $0); $0 in advertising expenses (2008: $0); $65,000 in other general administrative expenses (2008: $0) and $195,000 for business development (2008: $0).

Capital and Liquidity

As of March 31, 2009, we had total current assets of $147 and $332,911 in liabilities, resulting in a working capital deficiency of $332,764 (December 31, 2008: working capital deficiency of $32,764). At March 31, 2008, we had total current assets of $8,667 and total liabilities of $0, resulting in working capital of $8,667.

During the three months ended March 31, 2009 the Company received $0 financing by way of equity or debt and accrued $300,000 in trade payables for services provided to the Company with no terms of repayment. During the period of inception (November 14, 2006) through March 31, 2009, the Company received $61,050 in cash from the sale of its common stock, which it is using on a short-term basis to fund operations.

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

The Company has a net loss and deficit accumulated during this development stage to March 31, 2009 of $393,814.

Item 3. Controls and Procedures.

The management of Sync2 Entertainment Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the U.S. and reliability of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of March 31, 2009 based on the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Company’s internal control over financial reporting is effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted

         Date     Exercise Price

  Expiry Date

0                                                       -           -                            -

Warrants Issued

0                                                       -           -                            -

Common Stock Issued

         Date

 Consideration

0

                     -

             -

Item 3. Defaults Upon Senior Securities.

No change since previous filing.

Item 4. Submission of Matters to a Vote of Security Holders.

No change since previous filing.

Item 5. Other Information.

No change since previous filing

Item 6. Exhibits and Reports on form 8-K.

No change since previous filing.

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
31	Rule 13a-41(a)/15d-14(a) Certificates	Included
32	Section 1350 Certifications	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNC2 ENTERTAINMENT CORPORATION

May 14, 2009

/s/ James Fitzpatrick

Date                                                    James Fitzpatrick, President

Exhibit 31

CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

I, John Moore, certify that:

1.

As of March 31, 2009 I have reviewed this quarterly report of Sync2 Entertainment Corporation.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the Registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which the report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design of operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

May 14, 2009

/s/ John Moore

John Moore

CFO

CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 Exhibit 31.2

I, James Fitzpatrick, certify that

1. I have reviewed this quarterly report on Form 10-Q of Sync2 Entertainment Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

May 14, 2009
/s/ James Fitzpatrick
James Fitzpatrick
President, Chief Executive Officer

Exhibit 32

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the Quarterly Report of Sync2 Entertainment Corporation, a Nevada corporation (the “Company”), on Form 10-Q for the quarter ending March 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), I, John Moore, CFO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Moore

John Moore, CFO

Dated:  May 14, 2009

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the Quarterly Report of Sync2 Entertainment Corporation., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), James Fitzpatrick, Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ James Fitzpatrick

Name:	James Fitzpatrick

Title:	President, Chief Executive Officer

Date:	May 14, 2009

[A signed original of this written statement required by Section 906 has been provided to Sync2 Entertainment Corporation. and will be retained by Sync2 Entertainment Corporation and furnished to the Securities and Exchange Commission or its staff upon request.]