Form 10-Q
period 2009-06-30
SYNC2 ENTERTAINMENT CORP.
filed 2009-08-14
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

(Mark One)

X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 333-141875

IGEN NETWORKS CORP.

NEVADA	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8430 West Lake Mead Blvd.

Suite 100, Las Vegas, NV  89128

 (Address of principal executive offices)

(702) 308-9502
(Issuer’s telephone number)

SYNC2 ENTERTAINMENT CORPORATION

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

              Yes  [   ]  No   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2009 the Company had 854,700 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes . [  ] No . [X]

PART I — FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of iGen Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

IGEN NETWORKS CORP. (formerly SYNC2 ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash	$ 33	$ 147

Total current assets	33	147

Total Assets	$ 33	$ 147

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 330,000	$ 32,911

Total Liabilities	330,000	32,911

Stockholders' Equity (Deficit)
Capital stock:
375,000,000 common shares authorized, $0.001 par value;
854,700 common shares issued and outstanding at
June 30, 2009 and December 31, 2008	855	855

Additional paid-in capital	60,195	60,195
Deficit accumulated during the development stage	(391,017)	(93,814)
Total Stockholders' Equity (Deficit)	(329,967)	(32,764)

Total Liabilities & Stockholders' Equity (Deficit)	$ 33	$ 147

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP. (formerly SYNC2 ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Totals from Inception (November 14, 2006) to June 30,
	2009	2008	2009	2008	2009

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Advertising expense	-	-	-	-	20,000
Business development	22,500	-	217,500	-	217,500
Management services	(32,911)	-	-	-	32,089
Professional fees	7,500	8,295	47,500	13,278	116,472
Other general and administrative	114	10	32,203	10	4,956
Total expenses	(2,797)	8,305	297,203	13,288	391,017

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ 2,797	$ (8,305)	$(297,203)	$ (13,288)	$ (391,017)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ 0.00	$ (0.05)	$ (0.35)	$ (0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	854,700	170,940	854,700	170,940

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP. (formerly SYNC2 ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,		Cumulative totals from Inception (November 14, 2006) to June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (297,203)	$ (13,288)	$ (391,017)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	-	2,500	-
Increase in accounts payable	297,089	1,200	330,000
Net cash used in operating activities	(114)	(9,588)	(61,017)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties	-	-	100
Payments made on notes payable - related parties	-	-	(100)
Net cash provided by financing activities	-	-	61,050

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(114)	(9,588)	33

Cash at beginning of period	147	11,150	-

Cash at end of period	$ 33	$ 1,562	$ 33

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.

(formerly SYNC2 ENTERTAINMENT CORPORATION)

(A Development Stage Company)

Notes to Unaudited Financial Statements

June 30, 2009

NOTE 1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of iGen Networks Corp. (a development stage company) (the “Company”) is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises."

Business Activity

The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada, has been unsuccessful in this business and is now developing business opportunities in web based internet advertising and entertainment.

In the first quarter of 2009 the Company entered into an Asset Purchase Agreement with Devlin eBusiness Architects, Inc., a Canadian corporation (“Devlin”).  Under the terms of the Agreement, the Company was to purchase substantially all of the property, assets and undertakings of the business carried on by Devlin in Western Canada.   Subsequently, in June of 2009, the Company determined to not proceed with the Asset Purchase Agreement but resolved to change its name to iGen Networks Corp to reflect its change in business direction.

The Company has elected a fiscal year end of December 31st.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from November 14, 2006 (date of inception) through June 30, 2009 of $391,017 will begin to expire in 2025, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $137,000 have been completely offset by a valuation allowance that increased by approximately $104,000 and $4,700 during the six months ended June 30, 2009 and 2008, respectively.

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

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $33 in cash and cash equivalents at June 30, 2009.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended June 30,
	2009	2008

Net loss	$(297,203)	$(13,288)
Weighted average common
shares outstanding (Basic)	854,700	170,940
Options	-	-
Warrants	-	-
Weighted average common
shares outstanding (Diluted)	854,700	170,940

Net loss per share (Basic
and Diluted)	$(0.35)	$(0.08)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3.    Stockholders' Equity

Upon incorporation in November 2006, the Company undertook a private offering of 852,500 shares of its common stock, with an offering price of $0.02 per share for $17,050 in cash. Also in November 2006 the Company issued 2,200 shares of its common stock with an offering price of $20 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and were used to cover start-up and organizational costs of the Company.

On September 19, 2008 the Company amended its Articles of Incorporation thereby increasing the number of authorized shares of common stock from 75,000,000 to 375,000,000.

Effective October 15, 2008 the Company forward split its issued common shares on a 5 (five) new for 1 (one) old share basis (5 for 1). The forward split has been retroactively applied to the accompanying financial statements for all periods presented.

Effective June 30, 2009 the Company reverse split its issued common shares on a 1 (one) new for 100 (one hundred) old share basis (1 for 100). The reverse split has been retroactively applied to the accompanying financial statements for all periods presented.

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

The business plan of the Company was to establish a market for the placement of qualified registered nurses from abroad in medical offices and hospitals located within the United States and Canada.  The Company has been unsuccessful in this endeavor, has abandoned its original plan, is actively pursuing business opportunities in the entertainment industry and has begun the development of its website to facilitate the development of the Company’s new direction. The Company intends to continue its endeavors in web based entertainment to attract advertising revenue. We remain in the early stages of our business plan and have earned no revenues to date. To better reflect our business direction, we changed our name from Sync2 Entertainment to iGen Networks Corp in the second quarter of 2009.

At June 30, 2009 the Company does not have day-to-day operations and does not employ full or part-time staff.  The Company pays fees for services to its attorney', accountants, and transfer agent.  It retains additional services such as technology, website design and assistance in procedures necessary to coordinate the legal, accounting and regulatory filings from its consultants.  A fee is paid for these services.

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

For the three and six months ended June 30, 2009 the Company has paid or accrued as payable $40,000 in professional fees for legal and consulting fees for development of the Company (2008: $13,278); $7,500 for accounting fees associated with audited financials (2008: $0); $0 in advertising expenses (2008: $0); $32,203 in other general administrative expenses (2008: $0) and $217,500 for business development (2008: $0). The business development costs are comprised of the costs of consultants to review and analyze the internet based web marketing and entertainment business, with a focus on generating revenue from advertising.

During the three and six months ended June 30, 2009 the Company received $0 financing by way of equity or debt and accrued $330,000 in trade payables for services provided to the Company and payable on demand. During the period of inception (November 14, 2006) through June 30, 2009 the Company received $61,050 in cash from the sale of its common stock, which it used on a short-term basis to fund operations.

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

The Company has a net loss and deficit accumulated during this development stage to June 30, 2009 of $391,017.

Item 3. Controls and Procedures.

The management of iGen Networks Corp. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the U.S. and reliability of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting is effective.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

No change since previous filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Options Granted

         Date        Exercise Price

  Expiry Date

                         -                               -              -                         -

Warrants Issued                               Date        Exercise Price

  Expiry Date

                        -                                -              -                         -

Common Stock Issued

         Date

 Consideration

-

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

IGEN NETWORKS CORP.

August 14, 2009

/s/ James Fitzpatrick

Date                                                    James Fitzpatrick, President

Exhibit 31

CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

I, John Moore, certify that:

1.

As of June 30, 2009 I have reviewed this quarterly report of iGen Networks Corp.

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

August 14, 2009

/s/ John Moore

John Moore

CFO

CERTIFICATION OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 Exhibit 31.2

I, James Fitzpatrick, certify that

1. I have reviewed this quarterly report on Form 10-Q of iGen Networks Corp.;

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

August 14, 2009
/s/ James Fitzpatrick
James Fitzpatrick
President, Chief Executive Officer

Exhibit 32

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.1

In connection with the Quarterly Report of iGen Networks Corp., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ending June 30, 2009, as filed with the Securities and Exchange Commission (the “Report”), I, John Moore, CFO of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Moore

John Moore, CFO

Dated:  August 14, 2009

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Exhibit 32.2

In connection with the Quarterly Report of iGen Networks Corp., a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (the “Report”), I,  James Fitzpatrick, Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to my knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ James Fitzpatrick

Name:	James Fitzpatrick

Title:	President, Chief Executive Officer

Date:	August 14, 2009

[A signed original of this written statement required by Section 906 has been provided to iGen Networks Corp. and will be retained by iGen Networks Corp. and furnished to the Securities and Exchange Commission or its staff upon request.]