Form 10-Q
period 2009-09-30
SYNC2 ENTERTAINMENT CORP.
filed 2009-11-16
CIK 1393540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________ to __________

                        Commission file number 333-141875


                               IGEN NETWORKS CORP.

           NEVADA                                                20-5879021
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                            8430 WEST LAKE MEAD BLVD.
                         SUITE 100, LAS VEGAS, NV 89128
                    (Address of principal executive offices)

                                 (702) 308-9502
                           (Issuer's telephone number)

                         SYNC2 ENTERTAINMENT CORPORATION
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [  ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2009 the Company had 854,700 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

The accompanying interim unaudited financial statements of iGen Networks Corp. (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 15, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

IGEN NETWORKS CORP.
(formerly SYNC2 ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                                       September 30,       December 31,
                                                                          2009                2008
                                                                        ---------           ---------
                                                                       (unaudited)
                                     ASSETS
Current Assets
  Cash                                                                  $      33           $     147
                                                                        ---------           ---------
      Total current assets                                                     33                 147
                                                                        ---------           ---------

TOTAL ASSETS                                                            $      33           $     147
                                                                        =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $ 332,000           $  32,911
                                                                        ---------           ---------

TOTAL LIABILITIES                                                         332,000              32,911
                                                                        ---------           ---------
Stockholders' Equity (Deficit)
  Capital stock:
    375,000,000 common shares authorized, $0.001 par value;
    854,700 common shares issued and outstanding at
     September 30, 2009 and December 31, 2008                                 855                 855
  Additional paid-in capital                                               60,195              60,195
  Deficit accumulated during the development stage                       (393,017)            (93,814)
                                                                        ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (331,967)            (32,764)
                                                                        ---------           ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                      $      33           $     147
                                                                        =========           =========


   The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(formerly SYNC2 ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                     Cumulative
                                                                                                     Totals from
                                             Three Months Ended           Nine Months Ended           Inception
                                                September 30,               September 30,        (November 14, 2006) to
                                          ------------------------    ------------------------       September 30,
                                             2009           2008         2009           2008             2009
                                          ---------      ---------    ---------      ---------        ---------
REVENUES                                  $      --      $      --    $      --      $      --        $      --
                                          ---------      ---------    ---------      ---------        ---------
EXPENSES
  Advertising expense                            --             --           --             --           20,000
  Business development                           --             --      217,500             --          217,500
  Management services                            --             --           --             --           32,089
  Professional fees                           2,000          6,540       49,500         19,818          118,472
  Other general and administrative               --          3,891       32,203          3,901            4,956
                                          ---------      ---------    ---------      ---------        ---------
      Total expenses                          2,000         10,431      299,203         23,719          393,017
                                          ---------      ---------    ---------      ---------        ---------
NET INCOME (LOSS) APPLICABLE TO
 COMMON SHARES                            $  (2,000)     $ (10,431)   $(299,203)     $ (23,719)       $(393,017)
                                          =========      =========    =========      =========        =========
NET INCOME (LOSS) PER BASIC AND
 DILUTED SHARES                           $    0.00      $   (0.01)   $   (0.35)     $   (0.03)
                                          =========      =========    =========      =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  854,700        854,700      854,700        854,700
                                          =========      =========    =========      =========


   The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(formerly SYNC2 ENTERTAINMENT CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                     Cumulative
                                                                                                    Totals from
                                                                    Nine Months Ended                 Inception
                                                                       September 30,            (November 14, 2006) to
                                                              -----------------------------         September 30,
                                                                2009                2008                2009
                                                              ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(299,203)          $ (23,719)          $(393,017)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operations:
     Changes in operating assets and liabilities:
     Decrease (increase) in prepaid expenses                         --               2,500                  --
     Increase in accounts payable                               299,089              10,983             332,000
                                                              ---------           ---------           ---------
          NET CASH USED IN OPERATING ACTIVITIES                    (114)            (10,236)            (61,017)
                                                              ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                 --                  --                  --
                                                              ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                       --                  --              61,050
  Proceeds received from notes payable - related parties             --                  --                 100
  Payments made on notes payable - related parties                   --                  --                (100)
                                                              ---------           ---------           ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  --                  --              61,050
                                                              ---------           ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (114)            (10,236)                 33

Cash at beginning of period                                         147              11,150                  --
                                                              ---------           ---------           ---------

Cash at end of period                                         $      33           $     914           $      33
                                                              =========           =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                        $      --           $      --           $      --
                                                              =========           =========           =========

Cash paid for income taxes                                    $      --           $      --           $      --
                                                              =========           =========           =========

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

None


   The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(formerly SYNC2 ENTERTAINMENT CORPORATION)
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2009


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of iGen Networks Corp., a development stage company, (the "Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with SFAS 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES."

BUSINESS ACTIVITY
The Company was incorporated in Nevada on November 14, 2006 to provide highly qualified registered nurses from around the globe to healthcare organizations throughout the USA and Canada, has been unsuccessful in this business and is now developing business opportunities in web based internet advertising and entertainment.

In the first quarter of 2009, the Company entered into an Asset Purchase Agreement with Devlin eBusiness Architects, Inc., a Canadian corporation ("Devlin"). Under the terms of the Agreement, the Company was to purchase substantially all of the property, assets and undertakings of the business carried on by Devlin in Western Canada. Subsequently, in June of 2009, the Company determined to not proceed with the Asset Purchase Agreement and resolved to change its name to iGen Networks Corp to reflect its change in business direction.

The Company has elected a fiscal year end of December 31st.

INCOME TAXES
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are normally provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Operating loss carry forwards generated during the period from November 14, 2006 (date of inception) through September 30, 2009 of $393,017 will begin to expire in 2025, and may be limited by the provisions of Internal Revenue Code Section 382 and other provisions as to their utilization. Deferred tax assets of approximately $137,000 have been completely offset by a valuation allowance that increased by approximately $104,000 and $4,700 during the nine months ended Seeptember 30, 2009 and 2008, respectively.

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

CASH AND CASH EQUIVALENTS
For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $33 in cash and cash equivalents at September 30, 2009.

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

                                                Nine Months Ended September 30,
                                                  2009                2008
                                                ---------           ---------

Net loss                                        $(299,203)          $ (23,719)
                                                ---------           ---------
Weighted average common shares
 outstanding (Basic)                              854,700             854,700
   Options                                             --                  --
   Warrants                                            --                  --
                                                ---------           ---------
Weighted average common shares
 outstanding (Diluted)                            854,700             854,700
                                                =========           =========
Net loss per share (Basic and Diluted)          $   (0.35)          $   (0.03)
                                                =========           =========

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

NOTE 3. STOCKHOLDERS' EQUITY

Upon incorporation in November 2006, the Company undertook a private offering of 852,500 shares of its common stock with an offering price of $0.02 per share for $17,050 in cash. Also in November 2006, the Company issued 2,200 shares of its common stock with an offering price of $20 per share for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and were used for start-up and organizational costs of the Company.

On September 19, 2008 the Company amended its Articles of Incorporation thereby increasing the number of authorized shares of common stock from 75,000,000 to 375,000,000.

Effective October 15, 2008, the Company forward split its issued common shares on a 5 (five) new for 1 (one) old share basis (5 for 1). The forward split has been retroactively applied to the accompanying financial statements for all periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

The business plan of the Company was to establish a market for the placement of qualified registered nurses from abroad in medical offices and hospitals located within the United States and Canada. The Company has been unsuccessful in this endeavor, has abandoned its original plan, is actively pursuing business opportunities in the entertainment industry and has begun the development of its website to facilitate the development of the Company's new direction. The Company intends to continue its endeavors in Web-based entertainment to attract advertising revenue. We remain in the early stages of our business plan and have earned no revenues to date. To better reflect our business direction, we changed our name to iGen Networks Corp in the second quarter of 2009.

At September 30, 2009 the Company does not have day-to-day operations and does not employ full or part-time staff. The Company pays fees for services to its attorney, accountants, and transfer agent. It retains additional services such as technology, website design and assistance in procedures necessary to coordinate the legal, accounting and regulatory filings from its consultants. A fee is paid for these services.

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

For the nine months ended September 30, 2009 the Company has paid or accrued as payable $40,000 in professional fees for legal and consulting fees for development of the Company (2008: $19,818); $9,500 for accounting fees associated with audited financials (2008: $0); $0 in advertising expenses (2008:
$0); $32,203 in other general administrative expenses (2008:$3,901) and $217,500 for business development (2008: $0). The business development costs are comprised of the costs of consultants to review and analyze the Internet-based Web marketing and entertainment business, with a focus on generating revenue from advertising.

For the three months ended September 30, 2009 the Company has paid or accrued as payable $0 in professional fees for legal and consulting fees for development of the Company (2008: $0); $2,000 for accounting fees associated with audited financials (2008: $6,540); $0 in advertising expenses (2008: $0); $0 in other general administrative expenses (2008:$3,891) and $0 for business development (2008: $0).

During the nine months ended September 30, 2009 the Company received $0 financing by way of equity or debt and accrued $332,000 in trade payables for services provided to the Company and payable on demand. During the period of inception (November 14, 2006) through September 30, 2009 the Company received $61,050 in cash from the sale of its common stock, which it used on a short-term basis to fund operations.

During the three months ended September 30, 2009 the Company received $0 financing by way of equity or debt and accrued $2,000 in trade payables for services provided to the Company and payable on demand.

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

The Company has a net loss and deficit accumulated during this development stage to September 30, 2009 of $393,017.

ITEM 3. CONTROLS AND PROCEDURES

The management of iGen Networks Corp. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the U.S. and reliability of financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

The Company's management assessed the effectiveness of its internal control over financial reporting as of September 30, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of September 30, 2009, the Company's internal control over financial reporting is effective.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No change since previous filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Options Granted           Date          Exercise Price           Expiry Date
---------------           ----          --------------           -----------
      --                   --                 --                      --

Warrants Issued           Date          Exercise Price           Expiry Date
---------------           ----          --------------           -----------
      --                   --                 --                      --

Common Stock Issued       Date          Consideration
-------------------       ----          -------------
      --                   --                 --

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No change since previous filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No change since previous filing.

ITEM 5. OTHER INFORMATION

No change since previous filing

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No change since previous filing.

Exhibit No.                   Document                              Location
-----------                   --------                              --------

   3.1           Articles of Incorporation                      Previously Filed
   3.2           Bylaws                                         Previously Filed
  31.1           Rule 13a-41(a)/15d-14(a) CEO Certificate       Included
  31.2           Rule 13a-41(a)/15d-14(a) CFO Certificate       Included
  32.1           Section 1350 Certification of CEO              Included
  32.2           Section 1350 Certification of CFO              Included

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IGEN NETWORKS CORP.


November 16, 2009                           /s/ James Fitzpatrick
-----------------                           ------------------------------------
     Date                                   James Fitzpatrick, President