Form 10-K
period 2009-12-31
IGEN NETWORKS CORP
filed 2010-04-15
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

OMB APPROVAL

OMB Number    3235-0063

Expires         April 30, 2012

Estimated average burden

hours per response 2,100.00

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  333-141875

IGEN Networks Corp.

(Formerly ‘Sync2 Entertainment Corporation’)

(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8430 West Lake Mead Blvd. Suite 100, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(310) 425-5731

Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]      No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]        No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   [   ]        No  [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [   ]                          Accelerated filer    [   ]

Non-accelerated filer     [   ]                           Smaller reporting company      [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  [   ]        No    [ X ]

The aggregate market value of the Common Stock of Igen Networks Corp. held by non-affiliates as at April 13, 2010 was $3,741,075based on the closing price of the common stock of $0.65.

As of April 13, 2010 there were 11,305,500 shares of Common Stock outstanding.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.   For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Act.

You should carefully read this Form 10-K and the documents incorporated by reference in their entirety. They contain information that you should consider when making your investment decision.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I

Item 1.   Business

Corporate Organization

The Company (“IGEN” or the “Company”) was incorporated in the State of placeStateNevada on November 14, 2006 under the name of Nurse Solutions Inc.  On September 19, 2008 the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO.  On May 26, 2009, the Company changed its name to Igen Networks Corp. and in accordance with the name change, the Company's common stock has assigned 45172B 10 2 as its new Cusip number, and the Company's trading symbol was changed to IGEN effective June 30, 2009.

Igen Networks’s primary focus is to acquire and develop innovative proprietary technologies which have application for licensing and distribution on a global basis. The Company’s registered office is located at StreetaddressStreetaddress8430 West Lake Mead Boulevard, Suite 100, CityLas Vegas, StateNV  PostalCode89128, phone (310) 425-5731 and an office was recently opened in placecountry-regionCanada located at StreetaddressStreetaddress534 Cambie Street, Suite 6, CityVancouver, StateBC, PostalCodeV6B 2N7, phone (778) 786-2922. The Company is also reviewing other global locations to service the build out of our distribution network. The Company’s fiscal year end is December 31.

Government Regulation

The Company will be required to comply with the local rules and requirements of doing business in the country-regionUnited States and placecountry-regionCanada.  The Company is not aware of any regulations, other than those governing the normal course of business, which will affect its business.

Employees

The Company does not have any full time employees at this time. All management activities are undertaken by the Company's Officers and Directors.

Insurance

The Company does not have insurance coverage at this time.

Intellectual Property

As at the year ended, December 31, 2009, the Company did not have any intellectual property, however, subsequent to the year end, the Company entered into two memorandums of understanding to acquire certain rights to Intellectual Property under license agreement as below.

On March 30, 2010, the company signed a memorandum of understanding (MOU) with Bio Business Development Corp. International, Inc. (BBDC) to negotiate the acquisition of the exclusive global distribution rights to the patented lateral-flow diagnostic testing platform technology for rapid detection of the infectious prion protein diseases. Prion diseases are neuro-degenerative or "brain wasting" diseases with severe symptoms and are always fatal.

The purpose of this MOU is to continue to develop and expand a framework of cooperation between BBDC and IGEN to implement a mutually beneficial program, whereby IGEN will acquire the global exclusive distribution rights to the Lateral Diagnostic Platform Technology for BSE and other related animal prion diseases from BBDC. Under the terms of the MOU, the parties will execute a distribution licensing agreement, and IGEN Networks has issued three million restricted common shares to BBDC to be released in accordance with the terms and conditions of the ensuing license agreement.

On April 13, 2010, the Company entered into a memorandum of understanding for a distribution license with Machlink Inc. for rights to the existing business of providing high-speed broadband internet, phone and data services to communities through its Hakai patented noise-free cable architecture technology. Machlink is a company which distributes, licenses, and supports telecommunications service providers on a global basis Ultra High Frequency (UHF) spectrum domiciled wireless broadband systems.

Under the MOU, the Company plans to acquire from Machlink the exclusive license to market and distribute the wireless broadband systems, to deliver wideband signals using near line-of-sight radio in the UHF band in all countries and global markets (with the exception of certain areas designated by Machlink), to be further defined in the license agreement. Under the terms of the MOU, the parties will execute a distribution licensing agreement, and in consideration, IGEN Networks has issued two million restricted common shares to Machlink, which will be released in accordance with the terms and conditions of the ensuing license agreement.

Item 1A.  Risk Factors

1. We do not have an operating business.  The Company is pursuing acquisition of new technology rights, however, we currently do not have a business of any kind. There is no assurance that we will develop an operating business in the future.

2. We have no source of operating revenue will incur expenses before establishing an operating company, if we are able to establish an operating company at all. We will require to raise capital to acquire a viable asset and there is no assurance we will be able to raise any capital.

3. Our stock price will be heavily influenced by our ability to raise capital and acquire and develop a viable asset and/or business.

4. If we acquire and develop an asset and/or business, there is no guarantee that we will be profitable.

5. Going concern qualification

The Company has included a "going concern" qualification in the Financial Statements to the effect that we are a development stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate ore resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

6. There are penny stock securities law considerations that could limit your ability to sell your shares.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

7. Our business is subject to currency risks

The Company conducts some of its business activities in Canadian dollars. Consequently, the Company is subject to gains or losses due to fluctuations in Canadian currency relative to the U.S. dollar.

Item 1B.  Unresolved Staff Comments

As a Smaller Business Issuer, the Company is not required to make this disclosure and voluntarily discloses there are no unresolved Securities and Exchange Commission Staff comments requiring the Company’s filings.

Item 2.   Property

The Company’s registered office is located at 8430 West Lake Mead Boulevard, Suite 100, Las Vegas, NV  89128, phone (310) 425-5731 and an office was recently opened in Canada located at 534 Cambie Street, Suite 6, Vancouver, BC, V6B 2N7, phone (778) 786-2922. The Company is also reviewing other global locations to service the build out of our distribution network.

Item 3.  Legal Proceedings

The Company is currently not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

Removed and reserved on SEC Form 10-K. See Item 9B.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

Our common shares are quoted on the OTCBB (Over the Counter Bulletin Board) exchange sponsored by the NASDAQ (National Association of Securities Dealers) under the symbol IGEN and the registrar and transfer agent for our common shares is, Signature Stock Transfer, Inc. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID

Mar 31, 2009	$2.22	$0.240
Jun 30, 2009	$0.20	$0.006
Sep 30, 2009	$0.25	$0.055
Dec 31, 2009	$0.19	$0.060

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of December 31, 2009, the Company had 855,500 shares of common stock issued and outstanding that were held by approximately 34 registered shareholders and an unknown number of additional holders whose stock is held in “street name.”

The Company has not paid dividends on its stock and does not have retained earnings from which to pay dividends. Even if the Company was able to generate the necessary earnings, it is not anticipated that dividends will be paid in the foreseeable future, except to the extent required by the terms of any cumulative preferred stock that may be authorized and issued in the future.

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities with or without registration during the last fiscal year ended December 31, 2009.

Subsequent to the year end the Company issued the following shares pursuant to exemptions from the registration requirements of the Securities Act:

On February 15, 2010, the Company issued 550,000 restricted common shares to two related parties for services as directors and officers of the Company, recorded at a rate of $0.06 per share and a value of $33,000.

On February 15, 2010, the Company issued 3,250,000 common shares to six non-affiliated parties for conversion of $195,000 debt which was incurred by the Company in March 2009, at a rate of $0.06 per share.

On February 15, 2010, the Company issued 1,650,000 restricted common shares to three independent parties pursuant to agreements for consulting services at a rate of $0.06 per share and a recorded value of $99,000.

On March 30, 2010, the Company issued 3,000,000 restricted common shares to Bio Business Development Corp. International Inc. pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. Pursuant to the MOU, shares will be held in trust by the Company, and will be released subject to terms and conditions of the ensuing license agreement.

On April 13, 2010, the Company issued 2,000,000 restricted common shares to Machlink Inc. pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. Pursuant to the MOU, shares will be held in trust by the Company, and will be released subject to terms and conditions of the ensuing license agreement.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. Of the securities issued, 5,550,000 were issued to related parties of the Company and 4,900,000 were issued to sophisticated, accredited investors and consultants who were provided all of the current public information available on the Company.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an equity compensation plan as tabulated in the table below outlining the Equity Compensation Plans as at December 31, 2009 year end.

Plan category

Number of securities to

Weighted average

Number of securities

be issued upon exercise

exercise price of

remaining available for

of outstanding options,

outstanding options,       future issuance

warrants and rights

warrants and rights

Equity compensation plans

approved by security

0

0

0

holders

Equity compensation plans

not approved by security

0

0

0

holders

Total

0

0

0

Item 6.  Selected Financial Data

As a smaller reporting Company, the Company is not required to include this Item.

Item 7.  Management’s Discussion and Analysis of Plan of Operations and Results of Operations

The following analysis of the results of operations and financial condition of the company for the period ending December 31, 2009 should be read in conjunction with the company’s audited financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the twelve months ended December 31, 2009 the Company recorded a net loss of $322,577 as compared to a net loss of $46,414 for the twelve months ended December 31, 2008. This is an increase in operating loss of $276,163, which represents $0.36 per common share (2008 - $0.05).

Revenues

No revenue has been generated by the Company during the years ended December 31, 2009 and December 31, 2008.

Net Loss

The significant components of expense that have contributed to the Company’s net loss of $322,577, including amounts the Company has paid or accrued are itemized as follows:

•

Business development costs of $195,000 (2008 - $nil), entailing the costs of consultants to research, review and analyze the internet based web marketing and entertainment business, which included; extensive due diligence, attendance to numerous trade shows and seminars, development of business plans relating to online media networks and web development services with third party suppliers.

•

Consulting fees of $78,259 (2008 - $nil), pertaining to affairs and negotiations concerning the contemplated acquisitions of business proposals to the Company.

•

Management fees of $22,500 (2008 - $nil) performed for services performed by a company controlled by a director.

•

Professional fees of $25,775 (2008 – 41,646), for legal, audit and accounting fees incurred by the Company during the year.

•

Transfer agent and filing fees and general and administrative expenses totaling $1,043 (2008 – 4,768).

Selected annual information

Dec 31, 2009

Dec 31, 2008

--------------

--------------

Revenues

Nil

Nil

Net Loss

$322,577

$46,414

Loss per share-basic and diluted

$0.36

$0.05

Total Assets

$33

$147

Total Liabilities

$355,374

$32,911

Cash dividends declared per share

Nil

Nil

Capital and Liquidity

As of December 31, 2009, the Company had total current assets of $33 (2008 – 147) and $355,374 in liabilities (2008 - $32,911), resulting in a working capital deficiency of $355,341 (2008 – $32,764).

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

The Company has had no discussions with potential merger candidates and has no knowledge of potential joint venture partners at this time.  Subsequent to the year-end, the Company has entered into two memorandums of understanding to acquire intellectual properties, which will entail future capital requirements to develop. The Company has raised a total of $61,050 from prior private offerings which were adequate for it to cover general and operating expenses to date and to begin development of its website and marketing materials. If we are able to obtain additional financing or structure strategic relationships in order to fund existing or future projects, existing shareholders will likely experience further dilution of their percentage ownership of the Company by the issuance of additional shares to investors under terms not yet negotiated.

The Company has a net loss and deficit accumulated during this development stage of $416,391 (2008 - $93,814).

Plan of Operations

The primary focus of the Company is to acquire and develop innovative proprietary technologies which have application for licensing and distribution on a global basis.

At December 31, 2009 the Company did not have day-to-day operations and does not employ full or part-time staff.  The Company pays fees for services to its attorney, accountants, and transfer agent.  It retains additional services such as technology, website design and assistance in procedures necessary to coordinate the legal, accounting and regulatory filings from its consultants.  A fee is paid for these services in the form of share issuance and/or accrued fees.

Subsequent to the year ended December 31, 2009, the Company entered into two memorandums of understanding to acquire certain rights to Intellectual Property under license agreement as below.

On March 30, 2010, the company signed a memorandum of understanding (MOU) with Bio Business Development Corp. International, Inc. (BBDC) to negotiate the acquisition of the exclusive global distribution rights to the patented lateral-flow diagnostic testing platform technology for rapid detection of the infectious prion protein diseases. Prion diseases are neuro-degenerative or "brain wasting" diseases with severe symptoms and are always fatal.

BBDC is a private life sciences company specializing in prion diseases affecting the brain and nervous system. BioBDC's world-leading research and technology in this field represent the most sensitive and rapid detection of the infectious prion protein common to the family of Transmissible Spongiform Encephalopathies (TSE), including variant Creutzfeldt-Jakob Disease (vCJD) in humans, Bovine Spongiform Encephalopathy (BSE or "Mad Cow Disease") in cattle, Scrapie in Sheep, and Chronic Wasting Disease (CWD) in Elk/Deer. The Company has already recognized and validated Rapid Prion Test (RPTTM) for the diagnosis of TSE diseases represents its immediate revenue bearing business. This includes not only disease monitoring and control in the affected species, but primarily the protection of the food supply from infected beef originating in BSE diseased cattle, thereby preventing human contraction of vCJD.

The purpose of this MOU is to continue to develop and expand a framework of cooperation between BBDC and IGEN to implement a mutually beneficial program, whereby IGEN will acquire the global exclusive distribution rights to the Lateral Diagnostic Platform Technology for BSE and other related animal prion diseases from BBDC. Under the terms of the MOU, the parties will execute a distribution licensing agreement, and IGEN Networks has issued three million restricted common shares to BBDC to be released in accordance with the terms and conditions of the agreement.

On April 13, 2010, the Company entered into a memorandum of understanding for a distribution license with Machlink Inc. for rights to the existing business of providing high-speed broadband internet, phone and data services to communities through its Hakai patented noise-free cable architecture technology. Machlink is a company which distributes, licenses, and supports telecommunications service providers on a global basis Ultra High Frequency (UHF) spectrum domiciled wireless broadband systems.

Under the MOU, the Company plans to acquire from Machlink the exclusive license to market and distribute the wireless broadband systems, to deliver wideband signals using near line-of-sight radio in the UHF band in all countries and global markets (with the exception of certain areas designated by Machlink), to be further defined in the license agreement. Under the terms of the MOU, the parties will execute a distribution licensing agreement, and in consideration, IGEN Networks has issued two million restricted common shares to Machlink, which will be released in accordance with the terms and conditions of the ensuing license agreement.

The Machlink (IGEN) approach uses near line-of-sight radio in the UHF band to deliver wideband signals from the company’s radio masts, located near any supernet internet backbone, to customers in remote communities. Compared with the current solution using DOCSIS-family solutions (Data Over Cable Service Interface Specifications) the Machlink solution has significant advantages including: operator manageable network capable of delivering telephone class quality of service with over 20Mb/s symmetric service over current cable plant; dramatically reduced operational expenses for the cable operator, revenue generation closely aligned with capital investment compatibility and intra-operability with any existing DOCSIS infrastructure; new business and revenue opportunities including, VoIP Services, managed data storage services and disaster recovery services.

Although high speed internet services and the applications that are enabled thereby are commonplace in urban communities globally, in rural areas the choices are few, the services poor and the costs significant. IGEN will utilize Machlink’s advanced technical platform and its low-cost structures to offer a superior broadband product at a competitive price. IGEN will carry-out expansion through sub-licensing the technology to gain the greatest coverage possible for rural areas, including third world communities that will be able to receive the coverage we take for granted.

The technology is currently operational in several remote locations as well as the Presidential Palace in New Delhi, India with all the current sites showing Network Reliability in excess of 99.9%. IGEN intends to vigorously pursue the opportunity in this very viable marketplace in India.

The Company’s long-term goals will be to carry-out development of the Machlink technology through sub-licensing the technology in targeted countries and regions. The Company will also negotiate the licensing agreement with Bio Business Development Corp. International Inc. and develop the global distribution channels of the technology. Further, the Company will continue to seek other innovative proprietary technologies which have application for licensing and distribution on a global basis The Company will require additional cash, either from financing transactions or operating activities, to meet its long-term goals.

The Company estimates expenses over the next twelve months to complete the above tasks to be $500,000, and has no commitments for capital expenditures. The Company will depend on equity financing through private placement offerings of our common stock, and potential revenue from its ensuing licensing agreements to fund the implementation of our business plan.  Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $nil revenue. In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all, as no commitments to provide additional funds have been made by management or other stockholders or investors.

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements

The Company’s audited financial statements for the year ended December 31, 2009 are included herewith.

IGEN NETWROKS CORP.

(formerly SYNC2 ENTERTAINMENT CORPORATION)

Financial Statements

For the years ended December 31, 2009 and 2008

         SUITE 1850

                 1066 WEST HASTINGS STREET

         VANCOUVER, BC V6E 3X2

          T: 604.683.3850
          F: 604.688.8479

                                           ACAL Group
Chartered Accountants
       PCAOB & CPAB Registrant

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

the Board of Directors and Stockholders of

IGEN Networks Corp. (formerly SYNC2 Entertainment Corporation)

We have audited the accompanying balance sheet of IGEN Networks Corp. (the “Company”) (a development stage company) as of December 31, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009 and the period from November 14, 2006 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2008 and the period from November 14, 2006 (inception) to December 31, 2008 were reported upon by other auditors whose report, dated April 13, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements of the Company for the period from November 14, 2006 (inception) to December 31, 2008 reflect a net loss of $93,814 of the accumulated deficit as of December 31, 2009.  The other auditors’ report have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 and the period from November 14, 2006 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            “ACAL Group”

 Chartered Accountants

Vancouver, British Columbia

April 13, 2010

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current Assets
Cash	$ 33	$ 147
Total Assets	$ 33	$ 147

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$ 322,899	$ 32,911
Accrued liabilities (Note 4)	32,475	-

Total Liabilities	355,374	32,911

Stockholders' Equity (Deficit)
Capital stock: (Note 3)
375,000,000 common shares authorized, $0.001 par
value;
855,500 common shares issued and outstanding at
December 31, 2009 and December 31, 2008	855	855
Additional paid-in capital	60,195	60,195
Deficit accumulated during the development stage	(416,391)	(93,814)
Total Stockholders' Equity (Deficit)	(355,341)	(32,764)

Total Liabilities & Stockholders' Equity (Deficit)	$ 33	$ 147

Approved by the Board of Directors:

“Monty Ormsby”

“Michael Grudman”

Monty Ormsby

Michael Grudman

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Cumulative Totals
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(November 14, 2006)
	2009	2008	to December 31, 2009

EXPENSES
Advertising expense	$ -	$ -	$ 20,000
Business development	195,000	-	195,000
Consulting fees	78,259	-	78,259
Management fees (Note 4)	22,500	-	22,500
Professional fees	25,775	41,646	94,747
Transfer agent & filing fees	929	-	929
General and administrative	114	4,768	4,956
	322,577	46,414	416,391

NET LOSS APPLICABLE TO COMMON
SHARES	$ (322,577)	$ (46,414)	$ (416,391)

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.36)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	855,500	855,500

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	-	$ -	$ -	$ -	$ -
Common stock issued for
cash:
- November 14, 2006	853,300	853	16,197	-	17,050
- November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-	-	(1,288)	(1,288)

Balance
December 31, 2006	855,500	855	60,195	(1,288)	59,762
Net loss	-	-	-	(46,112)	(46,112)

Balance
December 31, 2007	855,500	855	60,195	(47,400)	13,650
Net loss	-	-	-	(46,414)	(46,414)

Balance
December 31, 2008	855,500	855	60,195	(93,814)	(32,764)
Net loss	-	-	-	(322,577)	(322,577)

Balance
December 31, 2009	855,500	$ 855	$ 60,195	$ (416,391)	$ (355,341)

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative totals
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(November 14, 2006)
	2009	2008	to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (322,577)	$ (46,414)	$ (416,391)

Adjustments to reconcile net loss to net cash provided by
(used in) operations:
Decrease (increase) in prepaid expenses	-	2,500	-
Increase (decrease) in accounts payable	322,463	32,911	355,374

Net cash used in operating activities	(114)	(11,003)	(61,050)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties	-	-	100
Payments made on notes payable - related parties	-	-	(100)

Net cash provided by financing activities	-	-	61,050

NET INCREASE (DECREASE) IN CASH	(114)	(11,003)	33

Cash at beginning of year	147	11,150	-

Cash at end of year	$ 33	$ 147	$ 33

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Audited Financial Statements

For the Years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

1.      Nature and Continuance of Operations

IGEN Networks Corp. (the “Company”) was incorporated in the State of Nevada on November 14, 2006.  The Company has been in the development stage since its formation and has not yet realized any revenue from its planned operations.  During the year, the Company announced an Asset Purchase Agreement to be entered with Devlin eBusiness Architects Inc. to develop the business in web based internet advertising and entertainment. In May of 2009, the Company determined not to proceed with the Assets Purchase Agreement.  The Company’s principal business is the acquisition and development of innovative proprietary technologies which have application for licensing and distribution on a global basis.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful acquisition and development of viable bio-technical operations.  As at December 31, 2009, the Company has a working capital deficit of $355,341 (2008 - $32,764) and has accumulated losses of $416,391 (2008 - $93,814) since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operation of next year.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management’s opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

	b)	Use of Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Audited Financial Statements

For the Years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

2)

Summary of Significant Accounting Policies (continued)

c)

Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings per share exclude all dilutive potential shares if their effect is anti-dilutive.  Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented.

d)

Financial Instruments

In 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”.  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

-

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair values of cash, accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Financial instrument that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

e)

Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar and these financial statements are presented in United States dollar unless otherwise stated. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date.  Revenues and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Audited Financial Statements

For the Years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

2.             Summary of Significant Accounting Principles (continued)

f)

Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

g)

Changes in Accounting Policies and Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  Under FASB ASC 105 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or cash flows.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Audited Financial Statements

For the Years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

2.             Summary of Significant Accounting Principles (continued)

g)

Changes in Accounting Policies and Recent Accounting Pronouncements (continued)

In April 2009, an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the assets or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not impact the Company’s results of operations, financial position or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not impact the Company’s results of operations, financial position or cash flows.

In May 2009, the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company has already adopted this policy and its full disclosure is included in Note 6.

h)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

i)

Comprehensive loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

3.     Stockholders' Equity (Deficit)

Upon incorporation in November 2006, the Company undertook a private offering of 853,300 (post 5:1 forward split and 1:100 reverse split) shares of its common stock for $17,050 in cash. Also in November 2006, the Company issued 2,200 (post 5:1 forward split and 1:100 reverse split) shares of its common stock for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and has been used to cover further start-up and organizational costs of the Company.

The Company approved a 5:1 forward split of the Company’s common stock October 15, 2008, such that each shareholder of record as of the effective date received five new shares for each one old share.

The Company approved a 1:100 reverse split of the Company’s common stock May 18, 2009, such that each shareholder of record as of the effective date received one new share for one hundred old shares. All references to issued and outstanding shares in these financial statements are shown as post forward and reverse splits as if the splits had been effective at the beginning of the first period presented.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Audited Financial Statements

For the Years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

4.     Related Party Transactions

Amounts payable to related party as of December 31, 2009 of $22,500 (2008 - $Nil) is owing to a director of the Company for management fees. The amounts are non-interest bearing, unsecured, and have no fixed terms of repayment.

During the year ended December 31, 2009, the Company incurred $22,500 (2008 - $Nil) in management fees to a director of the Company.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

5.     Income Taxes

Reconciliation of the Company’s income tax expenses are as follows:

	2009	2008

Loss for the year	$(322,577)	$(46,414)
Expected income tax recovery at statutory rates of 35%	(112,902)	(16,245)
Increase in valuation allowance	112,902	16,245
	$-	$-

       The components of future income tax assets are as follows:

	2009	2008
Future income tax assets
Non-capital losses carried forward and others	$145,700	$32,800
Less: Valuation allowance	(145,700)	(32,800)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $416,391 and $93,814 as of December 31, 2009 and December 31, 2008, respectively, which may be offset against future taxable income through 2029.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008, 2007 and 2006.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Audited Financial Statements

For the Years ended December 31, 2009 and 2008

(expressed in U.S. dollars)

6.     Subsequent events

Subsequent to the year end:

a)

the Company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On February 15, 2010, the Company issued 550,000 restricted common shares to two related parties for services as directors and officers of the Company, recorded at a rate of $0.06 per share and a value of $33,000.

On February 15, 2010, the Company issued 3,250,000 common shares to six non-affiliated parties for conversion of $195,000 debt which was incurred by the Company in March 2009, at a rate of $0.06 per share.

On February 15, 2010, the Company issued 1,650,000 restricted common shares to three independent parties pursuant to agreements for consulting services at a rate of $0.06 per share and a recorded value of $99,000.

b)

the Company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On March 30, 2010, the Company issued 3,000,000 restricted common shares to Bio Business Development Corp. International Inc. pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. Pursuant to the MOU, shares will be held in trust by the Company, and will be released subject to terms and conditions of the ensuing license agreement.

On April 13, 2010, the Company issued 2,000,000 restricted common shares to Machlink Inc. pertaining to memorandum of understanding regarding the acquisition of rights to intellectual property. Pursuant to the MOU, the shares will be held in trust by the Company, and will be released subject to terms and conditions of the ensuing license agreement.

c)

the Company entered into several consulting agreements with parties who have then become directors and officers.  Consulting fees were incurred by the Company and the parties were compensated in the form of shares (see Note 6(a)).

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants over the past 2 years.

On March 5, 2010, the Audit Committee of the Company's Board of Directors (the "Audit Committee") approved the dismissal of Child Van Wagoner & Bradshaw, PLLC (CVWB) as the Company's independent registered public accounting firm. On that same date, the Audit Committee engaged ACAL Group, to serve as the independent PCAOB and CPAB registered public accounting firm to audit the Company's financial statements and to serve as the Company's independent registered public accounting firm for the fiscal year ended December 31, 2009.

For the period from November 14, 2006 (date of  appointment of CVWB) to March 5, 2010,  there were no (1)  disagreements  with CVWB on any  matter of  accounting principles or practices,  financial statement  disclosure,  or auditing scope or procedure,  or (2)  reportable events described under Item 304(a)(1)(v) of Regulation  S-K. A letter from CVWB, LLP is attached hereto as Exhibit 16.1, indicating its agreement with the statements herein.

In deciding to select ACAL Group, the Audit Committee reviewed auditor independence issues and existing commercial relationships with ACAL Group and concluded that ACAL Group has no commercial relationship with the Company that would impair its independence for the fiscal year ending December 31, 2009.

During the previous two fiscal years and the prior interim period ended September 30, 2009, the Company did not consult with ACAL Group regarding any of the matters or events set forth in Item 304(a) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Control

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer as of the end of the period covered by this annual report (the “Evaluation Date”). Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports was (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2009, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this report.

Item 9B.  Other Information

During the fourth quarter of the fiscal year ended December 31, 2009, there was no information required to be reported on Form 8K which was not previously reported.

On September 19, 2008, the Company filed a Certificate of Amendment with the Secretary of State of Nevada changing the Company’s name to Sync2 Entertainment Corporation and increasing its authorized capital to 375,000,000 shares of common stock of $0.001 each par value.  The name change and share increase was approved by a majority of the Company’s shareholders on September 12, 2008.

The Board of Directors approved the change in the Company’s name and the increase in authorized common shares.  At that time, the Company also approved a 5:1 forward split of the Company’s common stock, such that each shareholder of record as of the effective date shall receive 5 new shares for each one old share.  The forward split took effect October 10, 2008 resulting in 85,470,000 shares issues and outstanding at that time.

On May 26, 2009, the Company filed a Certificate of Amendment with the Secretary of State of Nevada changing the Company’s name to Igen Networks Corp., which was approved by a majority of the Company’s shareholders on May 6, 2009.

The Board of Directors also approved the change in the Company’s name. At that time, the Company also approved a 100:1 reverse split of the Company’s common stock, such that each shareholder of record as of the effective date shall receive 1 new share for each one-hundred old shares.  The reverse split took effect June 30, 2009 resulting in 855,500 shares issues and outstanding.

All references to issued and outstanding shares in this filing are shown as post reverse split as if the split had been effective at the beginning of the first period presented.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

Executive Officers and Directors

Set forth below is the name and age of each individual who was a director or executive officer of Igen Networks Corp. as of December 31, 2009 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
John Moore	57	Director and CFO	August 18, 2008 to March 5,2010 - resigned
James Fitzpatrick	76	Director, President and CEO	November 6, 2008 to December 2009 - deceased
Monty Ormsby	75	Director, President and CEO	Effective January 15, 2010
Mike Grudman	34	Director and CFO	Effective January 15, 2010

All directors serve for a period of one year, or until the next annual shareholders meeting.

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned directors and executive officers:

Newly appointed Directors and Officers subsequent to the year ended December 31, 2009:

Monty Ormsby

Mr. Ormsby has had a distinguished 40 year career in all areas of real estate development, marketing and sales, and is licensed as a California real Estate Broker. He has also been extensively involved in many aspects major construction projects, the film and entertainment industry and the thoroughbred racing industry, and has spent the last few years working on web based social networking for seniors. Mr. Ormsby has recently completed the development of the Senior NetworkTM, an expansive model for web-based delivery of services to seniors.

Mike Grudman

Michael has been involved in business since 1998, following his studies in economics at the University of Winnipeg. He was initially a post-production accountant with a reputable production company, and later advanced to sales and acquisitions in 2006 for a world class sales and distribution company based out of Germany where he headed the North American office in Vancouver. During his tenure Michael sold a number of films with budget ranges from $1 million to $60 million. In addition to being a Director and CFO of Igen Networks, Mike is also a Director and Officer of a public film company, Pacific Gold Entertainment Inc.

Directors and Officers for the recent fiscal year ended December 31, 2009:

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

James Fitzpatrick

Mr. Fitzpatrick is a well-known figure in the investment community, with extensive experience in corporate finance. He is vice-president of LJV Capital Corp., specializing in Investment Banking, and Mergers and Acquisitions. Prior to entering the corporate finance field, Mr. Fitzpatrick founded a chain of forty-nine video stores in British Columbia. He also enjoyed a career in media, serving for five years as Executive Producer of KPSP-TV in Palm Springs, California where he worked with Robert Downy, Jr. and dealt with Mel Gibson. He also dealt with Lion's Gate Studios, and International Motion Picture Distribution Inc. and its CEO James R. Moder, and was active with the Palm Springs Film Festival. Mr. Fitzpatrick was a member of ROTC (Regular Officer Training Corp.) while attending the University of Toronto, and served as Captain with the Canadian Intelligence Corp. He speaks fluent Russian, French, and Spanish.

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

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company's Board of Directors held both in person meetings during the fiscal year ended December 31, 2009 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee

The board of directors has not established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an official audit committee, it therefore has no "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. except its chief financial officer. In general, an "audit committee financial expert" is an individual member of the audit committee who:

*

understands generally accepted accounting principles and financial statements,

*  is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

*

has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

*   understands internal controls over financial reporting, and

*   understands audit committee functions.

Board of Directors Independence

None of the Company's directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include "independent" directors.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors' meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee's qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted for shareholders for election to the board.

Among the factors that the board considers when evaluating proposed nominees are their experience in the mining and industrial minerals industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to IGEN Networks Corp. 534 Cambie Street, Suite 6, Vancouver, BC, V6B 2N7 .

Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission's related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has not, as of the date of this report, adopted a Code of Ethics.

Item 10A. Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act. Subsequent to the year ended December 31, 2009, the newly appointed Directors and Officers have filed Form 3’s under EDGAR and the initial insider reporting required on SEDI.

Item 11.  Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for the Company’s officers for the fiscal years ended December 31, 2009, 2008, and 2007. No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

				ANNUAL		LONG TERM COMPENSATION
			COMPENSATION			AWARDS		PAYOUTS

									All Other
					Other				Compen-
					Annual	Restricted Options/			sation
					Compen-	Stock	SARs *	LTIP
Name	Title	Year	Salary	Bonus	sation	Awarded	(#)	payouts ($)

John Moore	Director,	2009	$0	0	$22,500	0	0	0	0
	and
	Chief	2008	$0	0	0	0	0	0	0
	Financial
	Officer	2007	$0	0	0	0	0	0	0

James	Director,	2009	$0	0	0	0	0	0	0
Fitzpatrick	and
	Chief Executive	2008	$0	0	0	0	0	0	0
	Officer
		2007	$0	0	0	0	0	0	0

Tomasz	Director,	2009	$0	0	0	0	0	0	0
Zurawek(1)
		2008	$0	0	0	0	0	0	0

		2007	$0	0	0	0	0	0	0

(1) Mr. Zurawek was the President, CFO and director until his resignation on October 1, 2008.

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers during our fiscal year ended December 31, 2009, or any prior year as illustrated in the following table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(INDIVIDUAL GRANTS)

Number of
Securities
	Underlying	% of Total
	Options	Options Granted	Exercise Price	Expiration
Name	Granted	to Employees	(per Share)	Date

James Fitzpatrick,	Nil	n/a	n/a	n/a
Director, President & CEO

John Moore,	Nil	n/a	n/a	n/a
Director, CFO

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our executive officers for our fiscal year ended December 31, 2009:

 AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES

Value of
Unexercised
In-The-Money
			Unexercised	Options/SARs
	Common		Options at	at
	Shares		Financial Year-	Financial Year-
	Acquired		End (#)	End
	on	Value	exercisable /	($) exercisable /
Name	Exercise	Realized ($)	unexercisable	unexercisable

James Fitzpatrick,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, President & CEO

John Moore,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, CFO

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors, and the Company does not have a stock option plan.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company during the fiscal year ended December 31, 2009, however fees of $22,500 were accrued for invoices from the Chief Financial Officer pursuant to management services performed during the year.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company during the fiscal year ended December 31, 2009, including under any securities purchase or other program.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2009. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

During the year ended December 31, 2009 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.  However, subsequent to year end, and further to Company’s primary focus to acquire and develop innovative proprietary technologies, the company engaged three consultants for corporate development and consulting, namely Ron Loudoun, Stuart Brame and Pro-Act Management Inc., and issued each consultant 550,000 restricted shares on February 15, 2010. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure includes accrual of consulting fees to both a director and principal shareholder, and is otherwise weighted towards current equity holdings and periodic equity compensation in the form of issuance common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program

Our current executive compensation program does not include fees to both a director and principal shareholder.  In the future we may incorporate compensation components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our future executive compensation may include:

     o    Base Salary, Fee Accrual

     o    Stock Awards

     o    Other benefits available to all employees

     o    Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary, Fee Accrual: At present we do not have a salary structure for employees and Executives. Base salaries may be established as necessary. During the year ended December 31, 2009 none of our Named Executive Officers received a salary.

Stock Awards: A portion of compensation paid to our executives will be equity based.  We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2009.

Subsequent to the year ended December 31, 2009, stock was awarded to the newly appointed Directors on February 15, 2010 as follows:

Monty Ormsby –

150,000 common shares

Michael Grudman –

400,000 common shares

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of the date of this filing. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of issued shares of our common stock of 11,305,500 as of the date of this filing.

The table is based upon information provided by our directors and executive officers.

Amount and nature of beneficial ownership as of the date of this filing:

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Monty Ormsby	5605 Indigo Bay Way, Las Vegas, Nevada, 89131	150,000	1.3%
Michael Grudman	Suite 104 – 838 West 16th Avenue, Vancouver, BC, V5Z 1T1	400,000	3.5%
Bio Business Development Corp. International Inc.[1]	630 E. Plumb Lane, Reno NV, 89502	3,000,000	26.5%
Machlink Inc.[2]	321 Port St. Charles, St. Peters, Barbados	2,000,000	17.7%
Directors and Officers as a Group (2 persons)		550,000	4.8%

[1]	Bio Business Development Corp. International Inc. is a private company controlled by Ahmad Tohidi

[2]	Machlink Inc. is a private company controlled by Lyle Ewanchuk

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than as set forth in this item, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation S-K had or is to have a direct or indirect material interest.

There have been the following related party transactions during the past two years:

Date	Related Person/Relationship	Description of Transaction

Feb-10	Monty Ormsby/Director & President	150,000 common shares for compensation

Feb-10	Michael Grudman/Director & CFO	400,000 common shares for compensation

Mar-10	Bio Business Development Corp. International Ltd. Principal Shareholder	3,000,000 common shares for future rights acquisition

Apr-10	Machlink Inc. Principal Shareholder	2,000,000 common shares for license agreement

Item 14.  Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2009, 2008 and December 31, 2007, respectively, are set forth in the table below:

Fee Category	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Audit fees (1)	$ 14,475	$ 13,000	$ 9,500
Audit-related fees (2)	0	0	0
Tax fees (3)	0	0	0
All other fees (4)	0	0	0
Total fees	$ 14,475	$ 13,000	$ 9,500

         (1) “Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

         (2)“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

         (3)“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the year ended December 31, 2008.
(4)“All other fees” consists of fees billed for all other services.

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

PART IV

Item 15.   Exhibits, Financial Statements and Schedules

(1) Financial Statements:

 - Balance Sheet

 - Statement of Operations

 - Statement of Cashflows

 - Statement of Stockholder’s Equity (Deficit)

(2) Financial Statement Schedules - none

(3) Exhibits

The following Exhibits are being filed with this report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1 2.2 2.3 2.4 10.1 10.2 16.1 31.1 & 31.2	Footnote a) Footnote a) Footnote b)

Articles of Incorporation

Bylaws

Articles of Amendment

Articles of Amendment

Memorandum of Understanding

Memorandum of Understanding

Change of Certifying Accountant

Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer.

32.1 & 32.2		Rule 1350 Certification of Chief Executive and Financial Officer.

(a)

Incorporated by reference from Form SB-2 Registration Statement filed on April 4, 2007

(b)

Incorporated by reference from Form 8K Current Report filed on March 3, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN NETWORKS CORP.

(Registrant)

By: /s/ Monty Ormsby

Monty Ormsby,

Director and President

Date: April 14, 2010

By: /s/ Michael Grudman

Michael Grudman,

Director and CFO

Date: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Monty Ormsby

Monty Ormsby,

Director and President

Date: April 14, 2010

By: /s/ Michael Grudman

Michael Grudman,

Director and CFO

Date: April 14, 2010

CERTIFICATIONS OF CEO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.1

CERTIFICATIONS

I, Monty Ormsby, certify that

1. I have reviewed this annual report on Form 10-K of Igen Networks Corp.;

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

April 14, 2010

/s/ Monty Ormsby

Monty Ormsby President, Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2

CERTIFICATIONS

I, Michael Grudman, certify that

1. I have reviewed this annual report on Form 10-K of Igen Networks Corp.;

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

April 14, 2010

/s/ Michael Grudman

Michael Grudman Chief Financial Officer

36

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Igen Networks Corp., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), Monty Ormsby, Chief Executive Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: Name: Title: Date:	/s/ Monty Ormsby Monty Ormsby Chief Executive Officer April 14, 2010

[A signed original of this written statement required by Section 906 has been provided to Igen Networks Corp. and will be retained by Igen Networks Corp. and furnished to the Securities and Exchange Commission or its staff upon request.]

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 32.2

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Igen Networks Corp., a Nevada corporation (the “Company”), on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “Report”), Michael Grudman, Chief Financial Officer of the Company, do hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to his knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Michael Grudman

Name: Michael Grudman

Title: Date:	Chief Financial Officer April 14, 2010

[A signed original of this written statement required by Section 906 has been provided to Igen Networks Corp. and will be retained by Igen Networks Corp. and furnished to the Securities and Exchange Commission or its staff upon request.]