Form 10-Q
period 2010-03-31
IGEN NETWORKS CORP
filed 2010-05-14
CIK 1393540

United States Securities and Exchange Commission Washington, D. C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File No. 333-141875 IGEN Networks Corp. (Formerly ‘Sync2 Entertainment Corporation’) (Name of Small Business Issuer in its Charter)
Nevada	20-5879021
(State of Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8430 West Lake Mead Blvd, Suite 100, :Las Vegas, NV, 89128

(Address of principal executive offices) (Zip Code)

310-425-5731
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesx Noo

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noo

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer	o	Non-accelerated filer o	Smaller reporting company	x
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Nox

The number of shares of common stock, par value $.001 per share, outstanding as of May 11, 2010 was 11,305,500.

	C O N T E N T S
		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	F1-F10
Item 2.	Management's Discussion and Analysis or Plan of Operation	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4.	Controls and Procedures	4
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	5
Item 2.	Sales of Unregistered Securities	5
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
Item 5.	Other Information	6
Item 6.	Exhibits	6
SIGNATURES		7

Item 1. Financial Statements

The Company’s interim financial statements for the three months ended March 31, 2010 are included herewith.

IGEN NETWORKS CORP. (formerly Sync2 Entertainment Corporation)

Financial Statements For the three months ended March 31, 2010

IGEN NETWORKS CORP.
(formerly Sync2 Entertainment Corp.)
(A Development Stage Company)
Balance Sheets
		(Unaudited)	(Audited)
		March 31,	December 31,
		2010	2009
Assets
Current
Cash		$ 1,021	$ 33

Total Assets		$ 1,021	$ 33

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable		$ 126,798	$ 322,899
Accrued liabilities (note 4)		29,475	32,475
Shareholder's loan		36,830	-
Total liabilities		193,103	355,374

Stockholders’ Equity (Deficit)
Capital Stock (note 3)
Authorized - 375,000,000 common shares with $0.001 par value
Issued and outstanding - 9,305,500 and 855,500 respectively		9,305	855
Additional paid-in capital		378,745	60,195
Deficit accumulated during the development stage		(580,132)	(416,391)
Total Stockholders' Equity (Deficit)		(192,082)	(355,341)
Total Liabilities & Stockholders' Equity (Deficit)		$ 1,021	$ 33
Subsequent Events (note 6)

Approved on Behalf of the Board
"Monty Ormsby"	Director
"Richard Gilbertson"	Director
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(formerly Sync2 Entertainment Corp.)
(A Development Stage Company)
Statements of Operations
(unaudited)
	Three Months Three Months Cumulative Totals
	Ended	Ended	from Inception
	March 31,	March 31,	(November 14, 2006)
	2010	2009	to March 31, 2010
Expenses
Advertising expense	-	-	20,000
Consulting and business development fees	99,000	195,000	372,259
Management fees (Note 4)	33,000	-	55,500
Professional fees	26,310	40,000	121,057
Rent	2,678	-	2,678
Transfer agent & filing fees	2,671	-	3,600
General and administrative	82	65,000	5,038
	(163,741)	(300,000)	(580,132)
Net Loss Applicable to Common Shares	$ (163,741)	(300,000)	(580,132)
Net Loss per Basic and Diluted Shares	$ (0.05)	$ (0.35)
Weighted Average Number of Common Shares
Outstanding	3,580,500	854,700
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(formerly Sync2 Entertainment Corp.)
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
	Three Months	Three Months	Cumulative Totals
	Ended	Ended	from Inception
	March 31,	March 31,	(November 14, 2006)
	2010	2009	to March 31, 2010
Cash Flows from Operating Activities
Net loss	$ (163,741)	$ (300,000) $	(580,132)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Increase (decrease) in accounts payable and accrued liabilities	(199,101)	300,000	156,273
Increase (decrease) in shareholder's loans	36,830	-	36,830
Shares issued for services	132,000	-	132,000
Shares issued for setlement of debt	195,000	-	195,000

Net cash used in operating activities	988	-	(60,029)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Common stock issued for cash	-	-	61,050
Proceeds received from notes payable - related parties	-	-	100
Payments made on notes payable - related parties	-	-	(100)

Net cash provided by financing activities	-	-	61,050

Net Increase (Decrease) in cash	988	-	1,021

Cash, Beginning of Period	33	147	-

Cash, End of Period	$ 1,021	$ 147	$ 1,021

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash operating, financing and investing activities
Shares issued for services (note 3(b))	$ 132,000	$ -	$ -
Shares issued for settlement of debt (note 3(b))	$ 195,000	$ -	$ -
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(formerly Sync2 Entertainment Corp.)
(A Development Stage Company)
Statement of Stockhlders' Equity (Deficit)
(unaudited)
				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	-	$ -	$ -	$ -	$ -
Common stock issued for cash:
- November 14, 2006	853,300	853	16,197	-	17,050
- November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-	-	(1,288)	(1,288)
Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762

Net loss	-	-	-	(46,112)	(46,112)
Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650

Net loss	-	-	-	(46,414)	(46,414)
Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)

Net loss	-	-	-	(322,577)	(322,577)
Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)
Common shares issued for services
on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt
on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology
(in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Net loss	-	-	-	(163,741)	(163,741)
Balance March 31, 2010	9,305,500	$ 9,305	$ 378,745	$ (580,132)	$ (192,082)

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months ended March 31, 2010 and 2009
(expressed in U.S. dollars)

1.	Nature and Continuance of Operations

IGEN Networks Corp. (the “Company”) was incorporated in the State of Nevada on November 14, 2006. The Company has been in the development stage since its formation and has not yet realized any revenue from its planned operations. The Company’s principal business is the acquisition and development of innovative proprietary technologies which have application for licensing, marketing and distribution on a global basis.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful acquisition and development of viable bio-technical operations. As at March 31, 2010, the Company has a working capital deficit of $192,082 (December 31, 2009 - $355,341) and has accumulated losses of $580,132 (December 31, 2009 - $416,391) since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operation of next year. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
For the Three Months ended March 31, 2010 and 2009
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
For the Three Months ended March 31, 2010 and 2009
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

	g)	Changes in Accounting Policies and Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. Under FASB ASC 105 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non- grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or cash flows.

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
For the Three Months ended March 31, 2010 and 2009
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

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

3.	Stockholders' Equity (Deficit)

	a)	Upon incorporation in November 2006, the Company undertook a private offering of 853,300 (post 5:1 forward split and 1:100 reverse split) shares of its common stock for $17,050 in cash. Also in November 2006, the Company issued 2,200 (post 5:1 forward split and 1:100 reverse split) shares of its common stock for $44,000 in cash. The funds raised from the two offerings totaled $61,050 and has been used to cover further start-up and organizational costs of the Company.

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

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months ended March 31, 2010 and 2009
(expressed in U.S. dollars)

3.	Stockholders' Equity (Deficit) - continued

	b)	During the three months ended March 31, 2010, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

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

On March 30, 2010, the Company issued 3,000,000 restricted common shares to Bio Business Development Corp. International Inc. pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. The shares are recorded at $3,000 par value with an offsetting amount in additional paid-in capital. Pursuant to the MOU, the shares will be held in trust by the Company, and will be released or cancelled, subject to the negotiation of terms and conditions in a mutually beneficial license agreement. Upon any future release of the said shares, the recorded value of the shares will be denoted at market value at the time of release from trust.

4. Related Party Transactions

Amounts payable to related party as of March 31, 2010 of $22,500 (December 2009 - $22,500) is owing to a former director of the Company for management fees. The amounts are non-interest bearing, unsecured, and have no fixed terms of repayment.

During the three months ended March 31, 2010, the Company incurred $Nil (December 2009 - $22,500) in management fees to a former director of the Company.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months ended March 31, 2010 and 2009
(expressed in U.S. dollars)

5. Income Taxes

Reconciliation of the Company’s income tax expenses are as follows:

	March 31	December 31
	2010	2009

Loss for the year	$ (163,741)	$ (322,577)
Expected income tax recovery at statutory rates of 35%	(57,309)	(112,902)
Increase in valuation allowance	57,309	112,902
	$ -	$ -

The components of future income tax assets are as follows:
	March 31	December 31
	2010	2009
Future income tax assets
Non-capital losses carried forward and others	$ 203,000	$ 145,700
Less: Valuation allowance	(203,000)	(145,700)
Net future income tax assets	$ -	$ -

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $580,132 and $416,391 as of March 31, 2010 and December 31, 2009, respectively, which may be offset against future taxable income through 2030.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008, 2007 and 2006.

6.	Subsequent events

Subsequent to the period ended March 31, 2010:

	a)	The Company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On April 13, 2010, the Company issued 2,000,000 restricted common shares to Machlink Inc. pertaining to memorandum of understanding regarding the acquisition of rights to intellectual property. Pursuant to the MOU, the shares will be held in trust by the Company, and will be released subject to terms and conditions of the ensuing license agreement.

	b)	On April 15, 2010, the company also announced the issuance of 2,000,000 stock options by Board Resolution at an exercise price of $0.70 per share for directors, officers, consultants and affiliates.

IGEN Networks Corp
(formerly Sync2 Entertainment Corporation)
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months ended March 31, 2010 and 2009
(expressed in U.S. dollars)

6.	Subsequent Events (continued)

	c)	On May 10, 2010, the Company received $210,000 for subscription to 350,000 common shares at a price of $0.60 per share. The shares will be issued under the Securities Act of 1933 exemption Rule 144.

	d)	On May 10, 2010, the Company announced that it signed an exclusive distribution license agreement with Machlink Inc. for rights to its existing patent pending and proprietary technology in wireless broadband Internet, pursuant to the MOU as referred to in Note 6(a) above. Under the license agreement IGEN has an exclusive license to market and distribute the License Units, License Services and Systems in most countries in Asia and Central America and a non exclusive license in Europe, Canada, Africa and the United States for an initial period of ten years. In consideration, the Company has issued two million shares, which will be held in trust and released in six months, during which time IGEN has the option to pay $1 per share in lieu of issuance. Additionally the Company agrees to pay MachLink $400,000 on terms with $200,000 being credited towards the cost of a new system, and the balance of $200,000 as further consideration pertaining to the agreement.

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of IGEN Networks Corp. (“IGEN”,“We” or the “Company”), for the three months ended March 31, 2010 should be read in conjunction with the March 31, 2010 Financial Statements and the related Notes. These documents are available at www.edgar.com and www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol IGEN. The effective date of this report is May 11, 2010.

Corporate Organization

The Company (“IGEN” or the “Company”) was incorporated in the State of Nevada on November 14, 2006 under the name of Nurse Solutions Inc. On September 19, 2008 the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO. On May 26, 2009, the Company changed its name to Igen Networks Corp. and in accordance with the name change, the Company's common stock has assigned 45172B 10 2 as its new Cusip number, and the Company's trading symbol was changed to IGEN effective June 30, 2009.

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

Directors and Officers

Monty Ormsby, Director, President & CEO

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

Mike Grudman, Director, Former CFO

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

On April 15, 2010, the Company announced the engagement of its new Chief Financial Officer and Director as below:

Richard Gilbertson, Director & CFO

Richard Gilbertson is currently President of Caribbean Call Services, headquartered in La Ceiba, Honduras, Central America. He is also president and co-owner of Offices International, an international business development company, headquartered in Belize City, Belize, Central America. He has been involved for the past 35 years in various senior management and business development positions related to the acquisition and divestiture and valuation of operating businesses and real estate.

In recent years, Mr. Gilbertson has concentrated on activities in Latin America with public accounting firms, serving as Regional Manager of the International Division of Arthur Consulting Group, Inc. (formerly a division of Arthur D. Little, Inc.); Principal and Director (1984 to 1989) of Arthur Young & Company (now Ernst & Young). Prior to Arthur Young & Co., he was a valuation consultant for Stone & Webster. From 1974 to 1980 Mr. Gilbertson was vice president in charge of eastern operations with Valuation Research Corporation, a nationwide valuation-consulting firm. Mr. Gilbertson's involvement in Latin American business began in the mid-1980's through USAID sponsored privatization projects in Honduras. He later consulted on various privatization projects in El Salvador, Guatemala, Honduras and Trinidad.

Mr. Gilbertson is a graduate of Northwestern University (Evanston, Illinois) with a BS in Business Administration (Finance) and an MBA in Marketing and Transportation. He is a retired Lt. Commander in the U.S. Navy. He will assume the position of CFO and corporate compliance from Michael Grudman, who will remain as a director of the Company

Government Regulation

The Company will be required to comply with the local rules and requirements of doing business in the United States and Canada. The Company is not aware of any regulations, other than those governing the normal course of business, which will affect its business.

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

Under the MOU, the Company proposed to acquire from Machlink the exclusive license to market and distribute the wireless broadband systems, to deliver wideband signals using near line-of-sight radio in the UHF band in all countries and global markets (with the exception of certain areas designated by Machlink), to be further defined in the license agreement. Under the terms of the MOU, the parties will execute a distribution licensing agreement, and in consideration, IGEN Networks has issued two million restricted common shares to Machlink, which will be released in accordance with the terms and conditions of the ensuing license agreement.

On May 10, 2010, the Company announced that it signed an exclusive distribution license agreement with Machlink Inc. (MLI) for rights to its existing patent pending and proprietary technology in wireless broadband Internet, pursuant to the MOU as referred to above. MLI's unique technology, utilizing Ultra High Frequency ("UHF") spectrum, permits deployment of high-speed Internet, Phone and Data services to rural communities.

Under the license agreement IGEN has an exclusive license to market and distribute the License Units, License Services and Systems in all countries and global markets excluding: Mexico, Spain, Belize, Bahamas, Cambodia, Thailand, Australia, Vietnam, Philippines, Indonesia, the countries in South America and the Ectel Countries of the SE Caribbean, for a period of ten years. Canada, Europe, Africa and US systems will be marketed on a Non Exclusive basis only. In consideration, the Company has issued two million shares, which are held in trust and will be released in six months, during which time IGEN has the option to pay $1 per share in lieu of issuance. Additionally the Company agrees to pay MachLink $400,000 on terms with $200,000 being credited towards the cost of a new system, and the balance of $200,000 as further consideration pertaining to the agreement. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

Results of Operations – IGEN Networks Corp. Three months ended March 31, 2010

During the three months ended March 31, 2010 the Company recorded a net loss of $163,741 as compared to a net loss of $300,000 for the three months ended March 31, 2009, for a decrease in net losses of $136,259. The net loss represents $0.05 per common share (March 2009 - $0.35 loss per share).

The Company incurred $163,741 in expenses which consist mainly of: consulting fees and business development fees of $99,000 (2009 - $195,000), management fees of $33,000 (2009 - $Nil), professional fees of $26,310 (2009 - $40,000), rent of $2,678 (2009 - $Nil) and transfer agent and filing fees of $2,671 (2009 - $Nil).

The Company has not yet generated any revenues and our ability to expand and develop its intellectual properties is dependent, in large part, upon our raising additional equity financing

Liquidity and Capital Resources

As of March 31, 2010, IGEN had total liabilities of $193,103, which is a decrease of $162,271 as compared to $355,374 liabilities recorded at December 31, 2009. The decrease in liabilities is due primarily to issuance of shares in settlement of $195,000 in accounts payable debt.

The Company's current assets at March 31, 2010, consisted of $1,021 in cash which increased by $988 from $33 as at December 31, 2009.

The Company had a working capital deficiency of $192,082 at March 31, 2010 compared to a working capital deficiency of $355,341 as of December 31, 2009. The improvement of $163,259 in the working capital deficiency is due primarily to the settlement of a portion of liabilities with the issuance of common stock. The Company’s cash inflow has been generated mainly from shareholder loans, related party loans and subscription of common stock since inception.

Subsequent to the period ended March 31, 2010, the Company received $210,000 on May 10, 2010 for subscription to 350,000 common shares at a price of $0.60 per share. The shares will be issued under the Securities Act of 1933 exemption Rule 144. The Company has utilized these funds to facilitate the initial licence agreement payment with Machlink, pay down a significant portion of its liabilities and maintain cash for working capital requirements.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company’s future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities. In the past, the Company has maintained minimal cash balances which were generally funded by management and shareholder loans to satisfy monthly cash requirements in the interim of raising external funding.

The Company will undertake issuance of private placements of its securities to facilitate expansion in its development phase and maintain commitments under its license agreement. There is no assurance that the Company will be able to obtain additional funding through the sales of additional shares or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to generate sufficient working capital necessary to support and preserve the integrity of the corporate entity.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause a deviation or divergence from the anticipated results or expectations contained in the forward looking statements and the Company's actual results. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following: lack of operating capital, revenue and capital resources; reliance upon joint venture members to provide technical and financial expertise to operations; the ability of the Company to access an economically viable energy deposit; the ability of the Company to recover natural resources, if found, and to deliver them to a refiner or distributor in an economically viable manner.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of March 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of March 31, 2010, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

6

PART II OTHER INFORMATION

Item 1. Legal Proceedings. The Company is not a party to any legal proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended March 31, 2010, the Company issued the following shares pursuant to exemptions from the registration requirements of the Securities Act: On February 15, 2010, the Company issued 550,000 restricted common shares to two related parties for services as directors and officers of the Company, recorded at a rate of $0.06 per share and a value of $33,000.

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

Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders. None
Item 5.	Other Information. None

Item 6.	Exhibits
Exhibit	Identification of Exhibit
No.
10.1	Distribution License Agreement with Machlink Inc.

31.1	Rule 13a-14(a) Certification of Monty Ormsby, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Richard Gilbertson, Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Monty Ormsby.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Richard Gilbertson.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGEN Networks Corp. DATE: May 11, 2010

By: /s/ MONTY ORMSBY ----------------------------------------------- Monty Ormsby, President, Director and Chief Executive Officer