Form 10-Q
period 2010-06-30
IGEN NETWORKS CORP
filed 2010-08-12
CIK 1393540

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-141875

IGEN Networks Corp. (Formerly ‘Sync2 Entertainment Corporation')
(Name of Small Business Issuer in its Charter)

Nevada	20-5879021
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

119 North Henry Street, Alexandria, Virginia, 22314
(Address of principal executive offices) (Zip Code)

703-684-5755
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $.001 per share, outstanding as of August 10, 2010 was 11,105,500.

	C O N T E N T S
		Page
Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	F1-F11
Item 2.	Management's Discussion and Analysis or Plan of Operation	2
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8
Item 4.	Controls and Procedures	8
Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 2.	Sales of Unregistered Securities	9
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	10
SIGNATURES		11

Item 1. Financial Statements

The Company's interim financial statements for the six months ended June 30, 2010 are included herewith.

IGEN NETWORKS CORP. Financial Statements For the Six Months ended June 30, 2010 (unaudited)

IGEN NETWORKS CORP.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)
	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
Assets
Current
Cash	$ 5,955	$ 33
	5,955	33

Technology License (note 3)	1,350,000	-

Total Assets	$ 1,355,955	$ 33

Liabilities and Shareholder's Equity
Current liabilities
Accounts payable	$ 6,576	$ 322,899
Accrued liabilities (note 5)	-	32,475
Shareholder's loans	75,737	-
	82,313	355,374

Shareholders' Equity (Deficit)
Capital Stock (note 4)
Authorized - 375,000,000 common shares with $0.001 par value
Issued and outstanding - 10,405,500 and 855,500 respectively	10,405	855
Additional paid-in capital	3,235,145	60,195
Deficit accumulated during the development stage	(1,971,908)	(416,391)
	1,273,642	(355,341)
	$ 1,355,955	$ 33

Subsequent Event (note 7)
Approved on Behalf of the Board
"Monty Ormsby"	Director
"Richard Gilbertson"	Director
The accompanying notes are an integral part of these financial statements.

F-1

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Operations
(unaudited)
	Three Months Three Months		Six Months Six Months		Cumulative Totals
	Ended	Ended	Ended	Ended	from Inception
	June 30,	June 30,	June 30,	June 30, (November 14, 2006)
	2010	2009	2010	2009	to June 30, 2010

Expenses
Advertising expense	-	-	-	-	20,000
Consulting and business development fees	770,000	22,500	869,000	217,500	1,142,259
Management fees (Note 5)	577,500	(32,911)	610,500	-	633,000
Professional fees	3,532	7,500	29,842	47,500	124,589
Transfer agent & filing fees	13,863	-	16,534	-	17,463
Travel and accommodation	16,246	-	16,246	-	16,246
General and administrative	10,635	114	13,395	32,203	18,351
	1,391,776	(2,797)	1,555,517	297,203	1,971,908

Net Income (Loss) Applicable to Common
Shares	$ (1,391,776) $	2,797	$ (1,555,517) $	(297,203) $	(1,971,908)

Net Loss per Basic and Diluted Shares	$ (0.16) $	0.00	$ (0.22) $	(0.35)

Weighted Average Number of Common
Shares Outstanding	8,869,786	854,700	7,184,506	854,700
The accompanying notes are an integral part of these financial statements.

		F-2

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
	Six Months	Six Months	Cumulative Totals
	Ended	Ended	from Inception
	June 30,	June 30,	(November 14, 2006)
	2010	2009	to June 30, 2010
Cash Flows from Operating Activities
Net loss	$ (1,555,517) $	(297,203) $	(1,971,908)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Increase (decrease) in accounts payable and accrued liabilities	(348,798)	297,089	6,576
Increase (decrease) in shareholder's loans	75,737	-	75,737
Shares issued for services	1,479,500	-	1,479,500
Shares issued for setlement of debt	195,000	-	195,000

Net cash used in operating activities	(154,078)	(114)	(215,095)

Cash Flows from Investing Activities
Acquisition of technology license	(50,000)	-	(50,000)
Net cash provided from investing activities	(50,000)	-	(50,000)

Cash Flows from Financing Activities
Common stock issued for cash	210,000	-	271,050
Proceeds received from notes payable - related parties	-	-	100
Payments made on notes payable - related parties	-	-	(100)

Net cash provided by financing activities	210,000	-	271,050

Net Increase (Decrease) in cash	5,922	(114)	5,955

Cash, Beginning of Period	33	147	-

Cash, End of Period	$ 5,955	$ 33	$ 5,955

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash operating, financing and investing activities
Shares issued for services	$ 1,479,500	$ -	$ -
Shares issued for technology	$ 1,300,000	$ -	$ -
Shares issued for settlement of debt	$ 195,000	$ -	$ -
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statement of Stockholder's Equity (Deficit)
(expressed in U.S. dollars)
(unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	-	$ -	$ -	$ -	$ -
Common stock issued for cash:
- November 14, 2006	853,300	853	16,197	-	17,050
- November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-		-1,288	-1,288
Balance December 31, 2006	855,500	855	60,195	-1,288	59,762

Net loss	-	-		-46,112	-46,112
Balance December 31, 2007	855,500	855	60,195	-47,400	13,650

Net loss	-	-		-46,414	-46,414
Balance December 31, 2008	855,500	855	60,195	-93,814	-32,764

Net loss	-	-		-322,577	-322,577
Balance December 31, 2009	855,500	855	60,195	-416,391	-355,341
Common shares issued for services
on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800		132,000
Common shares issued for debt
on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750		195,000
Common shares issued for technology
(in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	-3,000		-
Common shares issued for technology
on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000		1,300,000
Common shares issued for cash
on May 10, 2010 at $0.60 per share	350,000	350	209,650		210,000
Cancel and return to treasury, shares held
(in-trust) on May 25, 2010 at $nil per share	-3,000,000	-3,000	3,000		-
Common shares issued for services
on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750		1,347,500
Net loss				-1,555,517	-1,555,517

Balance June 30, 2010	10,405,500	$ 10,405	$ 3,235,145	$ (1,971,908)	$ 1,273,642

The accompanying notes are an integral part of these financial statements.

		F-4

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six months ended June 30, 2010

(expressed in U.S. dollars)

(unaudited)

1.

Nature and Continuance of Operations

IGEN Networks Corp. (the "Company") was incorporated in the State of Nevada on November 14, 2006.  The Company has been in the development stage since its formation and has not yet realized any revenue from its planned operations.  The Company's principal business is the acquisition and development of innovative proprietary technologies which have application for licensing, marketing and distribution on a global basis.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to develop and expand its broadband licensed technology.  As at June 30, 2010, the Company has a working capital deficit of $76,358 (December 2009 - $355,341) and has accumulated losses of $1,971,908 (December 2009 - $416,391) since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operation of next year.  Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Consolidation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management's opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

b)

Use of Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six months ended June 30, 2010

(expressed in U.S. dollars)

(unaudited)

2)

Summary of Significant Accounting Policies (continued)

c)

Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings per share exclude all dilutive potential shares if their effect is anti-dilutive.  Because the effect of conversion of the Company's dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented.

d)

Financial Instruments

In 2008, the Company adopted FASB ASC 820-10-50, "Fair Value Measurements".  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

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

The fair values of cash, accounts payable and accrued liabilities and shareholder's loans, approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Financial instrument that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

e)

Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar and these financial statements are presented in United States dollar unless otherwise stated. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary items are translated at historical exchange rates, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date.  Revenues and expenses are translated at average rates of exchange during the year. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six months ended June 30, 2010

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

f)

Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

g)

Changes in Accounting Policies and Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162".  Under FASB ASC 105 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company changed the Company's references to U.S. GAAP accounting standards but did not impact the Company's results of operations, financial position or cash flows.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six months ended June 30, 2010

(expressed in U.S. dollars)

(unaudited)

2.

Summary of Significant Accounting Principles (continued)

g)

Changes in Accounting Policies and Recent Accounting Pronouncements (continued)

In April 2009, an update was made to the FASB ASC 820, "Fair Value Measurements and Disclosures", that provides additional guidance for estimating fair value when the volume and level of activity for the assets or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not impact the Company's results of operations, financial position or cash flows.

In April 2009, an update was made to FASB ASC 825, "Financial Instruments", which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not impact the Company's results of operations, financial position or cash flows.

In May 2009, the FASB announced the issuance of FASB ASC 855, "Subsequent Events", formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company has already adopted this policy and its full disclosure is included in Note 6.

h)

Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

i)

Comprehensive loss

FASB ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

3.

Technology License

On May 7, 2010, the Company obtained an exclusive license from Machlink Inc., for rights to its proprietary technology in wireless broadband Internet, pursuant to a memorandum of understanding the parties entered into on April 13, 2010. The License is for a period of ten years, renewable in ten year increments, thereafter.

Under the agreement IGEN, is exclusively licensed to sell, distribute, sub-license and market Machlink's System, Platform and proprietary information in all countries and global markets excluding: Mexico, Spain, Belize, Bahamas, Cambodia, Thailand, Australia, Vietnam, Philippines, Indonesia, the countries in South America and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Europe, Africa and the United States, on a non-exclusive basis.

In consideration, the Company issued two million restricted shares on April 13, 2010, pertaining to the memorandum of understanding, which will be held in trust and released in six months from the signing of the May 7, 2010 License Agreement. During the six month hold period, IGEN has the option to pay $1 per share in lieu of release of the shares. Additionally the Company agreed to pay Machlink $400,000 on terms of $50,000 down, $50,000 in thirty days, extended to and paid on July 23, 2010, and the balance of $300,000 on or before ninety days of signing the License agreement.  The terms also provide for $200,000 of the cash payments to be credited towards the cost of a new system, and the balance of $200,000 as further consideration pertaining to the agreement. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six months ended June 30, 2010

(expressed in U.S. dollars)

(unaudited)

4.     Stockholders' Equity (Deficit)

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

The Company approved a 5:1 forward split of the Company's common stock October 15, 2008, such that e ach shareholder of record as of the effective date received five new shares for each one old share.

The Company approved a 1:100 reverse split of the Company's common stock May 18, 2009, such that each shareholder of record as of the effective date received one new share for one hundred old shares. All references to issued and outstanding shares in these financial statements are shown as post forward and reverse splits as if the splits had been effective at the beginning of the first period presented.

b)

During the six months ended June 30, 2010, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On February 15, 2010, the Company issued 550,000 restricted common shares to two related parties for services as directors and officers of the Company, at fair value of $0.06 per share and a recorded value of $33,000.

On February 15, 2010, the Company issued 3,250,000 common shares to six non-affiliated parties for conversion of $195,000 debt which was incurred by the Company in March 2009, recorded at fair value of $0.06 per share.

On February 15, 2010, the Company issued 1,650,000 restricted common shares to three independent parties pursuant to agreements for consulting services, at fair value of $0.06 per share and a recorded value of $99,000.

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

On April 13, 2010, the Company issued 2,000,000 restricted common shares to Machlink Inc. pertaining to memorandum of understanding and to be held in trust subject to the signing of a License Agreement with Machlink for the technology license rights.  On May 7, 2010, the Company signed an exclusive distribution License Agreement with Machlink Inc. for rights to its existing patent pending and proprietary technology in wireless broadband Internet technology, pursuant to the initial memorandum of understanding the parties entered into on April 13, 2010.  In consideration, the Company acknowledged the two million restricted shares issued on April 13, 2010 pertaining to the memorandum of understanding, which will be held in trust and released in six months from the signing of the May 7, 2010 License Agreement.  During the six month hold period, IGEN has the option to pay $1 per share in lieu of release of the shares. The shares were recorded at the fair value on issuance at $.65 per share for a recorded value of $1,300,000.

On May 10, 2010, the Company issued 350,000 shares on receipt of $210,000 for subscription to 350,000 common shares at a price of $0.60 per share.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six months ended June 30, 2010

(expressed in U.S. dollars)

(unaudited)

4.     Stockholders' Equity (Deficit) - continued

On May 25, 2010, the Company cancelled and returned to treasury, the 3,000,000 restricted common shares originally issued to Bio Business Development Corp. International Inc. and held in-trust, pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. The parties did not negotiate a mutually beneficial license agreement and the MOU was terminated. The $3,000 par value recording and offsetting amount in additional paid-in capital was reversed.

On May 27, 2010, the Company issued 750,000 restricted common shares to two related parties for services as directors and officers of the Company, at fair value of $0.77 per share and a recorded value of $577,500.

On May 27, 2010, the Company issued 350,000 restricted common shares to three independent parties in consideration for their appointments to the advisory board of the Company, at fair value of $0.77 per share and a recorded value of $269,500.

On May 27, 2010, the Company issued 650,000 restricted common shares to two independent consultants pursuant to consulting agreements entered into, at fair value of $0.77 per share and a recorded value of $500,500.

c)

The Company announced a stock option plan for 2,000,000 stock options on April 15, 2010, at an exercise price of $0.70 for directors, officers, consultants and affiliates, and as at June 30, 2010 had not granted any of the stock options.  On July 15, 2010, the Board resolved to ratify the stock option plan and granted the 2,000,000 stock options to certain directors, officers, consultants and advisors, for an exercise period of three years.

5.     Related Party Transactions

Amounts payable to related party as of June 30, 2010 of $Nil (December 2009 - $22,500) is owing to a former director of the Company for management fees. The amounts are non-interest bearing, unsecured, and have no fixed terms of repayment.

During the six months ended June 30, 2010, the Company incurred $610,500 (December 2009 - $22,500) in management fees to directors and officers of the Company in the form of share issuances as stated in Note 4(b).

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six months ended June 30, 2010

(expressed in U.S. dollars)

(unaudited)

6.     Income Taxes

Reconciliation of the Company's income tax expenses are as follows:

	Jun 30, 2010	Dec 31, 2009

Loss for the year	$(1,555,517)	$(322,577)
Expected income tax recovery at statutory rates of 35%	(544,431)	(112,902)
Increase in valuation allowance	544,431	112,902
	$-	$-

       The components of future income tax assets are as follows:

	Jun 30, 2010	Dec 31, 2009
Future income tax assets
Non-capital losses carried forward and others	$690,200	$145,700
Less: Valuation allowance	(690,200)	(145,700)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $1,971,908 and $416,391 as of June 30, 2010 and December 31, 2009, respectively, which may be offset against future taxable income through 2030.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008, 2007 and 2006.

7.     Subsequent Events

Subsequent to the period ended June 30, 2010:

a)

The Company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On July 5, 2010, the Company resolved to issue 200,000 restricted common shares to an independent party pursuant to a consulting contract.

On July 8, 2010, the Company resolved to issue 500,000 restricted common shares to a related party for services as a director and officers of the Company.

b)

On July 22, 2010, the Company received $125,000 as a shareholder's loan, which is non-interest bearing, unsecured, and has no fixed terms of repayment.

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of IGEN Networks Corp. ("IGEN","We" or the "Company"), for the six months ended June 30, 2010 should be read in conjunction with the June 30, 2010 Financial Statements and the related Notes. These documents are available at www.edgar.com and www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol IGEN. The effective date of this report is August 10, 2010.

Corporate Organization

The Company ("IGEN" or the "Company") was incorporated in the State of Nevada on November 14, 2006 under the name of Nurse Solutions Inc.  On September 19, 2008 the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO.  On May 26, 2009, the Company changed its name to Igen Networks Corp. and in accordance with the name change, the Company's common stock has assigned 45172B 10 2 as its new Cusip number, and the Company's trading symbol was changed to IGEN effective June 30, 2009.

IGEN Networks is in the business of providing high-speed Internet, Phone and Data services to rural communities in trade areas up to a radius of 30 miles from the main broadband connections, at a fraction of the cost of competing technologies. IGEN's licensed technology, developed by Machlink, uses near line-of-sight radio in the UHF band to deliver signals from the Company's radio masts to customer premises. The market for high-speed Internet has been proven as an essential part of education, social interaction, the delivery of goods and services (including government goods and services) and financial matters. It has become an essential part of the fabric of life for most Countries. The Company will compete on the basis of superior quality of service and superior technology in these mostly rural areas. The current network design is capable of offering download speeds of up to 12 Mbps (typically 7) and upload speeds of up to 1.5 Mbps. IGEN Networks Corp. aims to offer consumers a choice of 3 High Speed Internet, Voice and Data packages to suit various levels of service, from the very basic internet and voice requirements to heavy-use requirements.

The Company's corporate offices are located at 119 North Henry Street, Alexandria, Virginia, 22314, phone (703) 684-5755.  Its registered office address is 8430 West Lake Mead Boulevard, Suite 100, Las Vegas, NV, 89128 and the Company also has an office in Canada located at 18136 - 102 Avenue, Edmonton, Alberta, T5S 1S7, phone (780)-701-7360 or toll (866) 497-0286. The Company is also has offices in Honduras and Dominican Republic and is reviewing other global locations to service the build out of our distribution network. The Company's fiscal year end is December 31.

Directors and Officers

Robert Nealon - Chairman of the Board

Mr. Nealon is the Principal Attorney in Nealon & Associates, P.C., a Washington, D.C. based law and government relations firm. He has been practicing law for twenty-seven years and has achieved an AV rating from Martindale-Hubbell, the leading rating bureau for the legal profession. Mr. Nealon has a B.A. from University of Rochester (1977) and M.B.A. from Rochester Institute of Technology (1978). He received his Juris Doctorate, magna cum laude, from the University of Bridgeport in 1982 and his Masters of Law in Taxation (L.L.M.) degree from Georgetown University in 1984. He is a member of the bar associations of New York State and Virginia, the American Bar Association and the Federal Bar Association. Mr. Nealon served as Adjunct Instructor of Corporate Law, George Washington University from 1985 until 2005.

Mr. Nealon has been lead counsel on hundreds of commercial trials, including multi-million dollar derivative action lawsuits, security fraud and government contract fraud. He has been counsel to hundreds of corporations, including insurance affinity marketing, manufacturing and multiple financial institutions. Mr. Nealon has been active over the years in national politics and government relations.

Mr. Nealon was appointed to the Virginia Small Business Advisory Board by former Virginia Governor Warner and has been reappointed to this state board by Governor Kaine through 2010 as its Chairman. Mr. Nealon is also a current appointee to the George Mason University Advisory Board for the Institute for Conflict Analysis and Resolution in Arlington, Virginia. He currently sits on the Board of the Virginia Chamber of Commerce Small Business Committee and is a Director of the Alexandria Small Business Development Corporation. He is also an active member of the U.S. Chamber of Commerce and the Democratic National Club.

Monty Ormsby, Director, President

Mr. Ormsby has had a distinguished 40 year career in all areas of business real estate development, marketing and sales, and is licensed as a California real Estate Broker. Mr. Ormsby graduated from USC with a bachelor's degree and became a well known sports commentator in his early years in the LA region. He has also been extensively involved in many aspects of major construction projects, the film and entertainment industry and the thoroughbred racing industry, and has spent the last few years working on web based social networking for seniors. Mr. Ormsby has recently completed the development of the Senior NetworkTM, an expansive model for web-based delivery of services to seniors. Mr. Ormsby brings his experience in project financing, and business growth to assist the Board of Directors in establishing a business model for success.

Richard Gilbertson, Director & CFO

Richard Gilbertson is currently President of Caribbean Call Services, headquartered in La Ceiba, Honduras, Central America. He is also president and co-owner of Offices International, an international business development company, headquartered in Belize City, Belize, Central America. He has been involved for the past 35 years in various senior management and business development positions related to the acquisition and divestiture and valuation of operating businesses and real estate

In recent years, Mr. Gilbertson has concentrated on activities in Latin America with public accounting firms, serving as Regional Manager of the International Division of Arthur Consulting Group, Inc. (formerly a division of Arthur D. Little, Inc.); Principal and Director (1984 to 1989) of Arthur Young & Company (now Ernst & Young). Prior to Arthur Young & Co., he was a valuation consultant for Stone & Webster. From 1974 to 1980 Mr. Gilbertson was vice president in charge of eastern operations with Valuation Research Corporation, a nationwide valuation-consulting firm. Mr. Gilbertson's involvement in Latin American business began in the mid-1980's through USAID sponsored privatization projects in Honduras. He later consulted on various privatization projects in El Salvador, Guatemala, Honduras and Trinidad.

Mr. Gilbertson is a graduate of Northwestern University (Evanston, Illinois) with a BS in Business Administration (Finance) and an MBA in Marketing and Transportation. He is a retired Lt. Commander in the U.S. Navy. He will assume the position of CFO and corporate compliance from Michael Grudman, who will remain as a director of the Company

Chris Shade - Director

Chris brings the experience to IGEN as we build out in rural Canada with his knowledge of the reserves across Canada and the need to have a sustainable telecommunications. Chris will be responsible for our Canadian rural build out. Chris was Chief of Blood Tribe for eight years also was Grand Chief of Treaty 7 for five years. Chris managed all the health facility and programs for his reserve and was the financial Comptroller for eight years. Chris's experience allows IGEN the opportunity to create a First Nations all encompassing communications platform that would be joint- ventured with IGEN.

  1986-1996 Senior Executive Officer Blood Tribe Department of Health Inc.

  1983 -1992 Consultant Self employed

  1975 -1983 Financial Comptroller Blood Tribe Administration

  1973-1975 Accountant Edmonton Power

  Certified Management Accounting (4th Level) 1973-1975, Society of Industrial Accountants

  Business Administration (Accounting) 1973 University of Alberta

  Business Administration 1966 Lethbridge Community College

  Canadian College of Health Service Executives 1995

Advisory Board

Edward T. Guy, III, Ph.D.

Edward is a recognized innovator, entrepreneur, and consultant with over 25 years of Internet and communications experience. He recently founded CleverSpoke, a mobile services provider. He also founded e*MC Software, a software services firm which enables emerging IP telephony technologies to be commercialized and brought to market. In this role, he was a founding team member and Chief Architect of Truphone, the first mobile VoIP provider, where he is a regular contributor. Ed also was founder and CTO of IPeerx, which was acquired by XConnect in 2006. He was CTO and Chief Scientist at pulver.com where he deployed the Free World Dialup, the largest open VoIP system of the time. His team developed and distributed softphones and provided Internet systems engineering for Bellcore (Telcordia) Technologies as they first entered the VoIP market.

Ed has been awarded a patent in advanced communication techniques and has additional patents pending. He also authored two Internet Engineering Task Force (IETF) Internet RFCs. He started his career at Digital Equipment Corporation and General Electric and earned a Ph.D. in Computer Engineering from Syracuse University.

Christopher Celiberti

Chris is a communications industry leader and entrepreneur shaping strategies, technology, product and standardization of IP communications for wireline, mobile, and cable. Christopher is currently the Co-Founder and CEO of CleverSpoke, Inc., a Mobile Services Application Platform company. Before joining CleverSpoke, Christopher spent the past five years as a Director; Distinguished Member of the Technical Staff for NeuStar, Inc. Prior to NeuStar, he was on the founding team of Tello, Inc. and several other Pulver.com startups as well as an advisor at Open Media Labs and Parlerai. Christopher has also held key technology positions at EDS, Bellcore (Telcordia), Portal Software (Oracle) and other leading technology companies. He is a recognized industry standards participant and speaker.

Christopher has earned a BS in Environmental Studies from Chadwick University, International Degree from University of California Berkeley in Computer Information Systems and completed MIT's Sloan School of Management's Product Design, Development and Management Executive Program.

Philip L. Gardner

Philip will work advising IGEN on the international market for our systems and will be instrumental in assisting the Board in making sound intelligent decisions on expanding our presence globally. Currently he is president, CEO and Director of Advanced Applied Physics Solutions, Inc. UBC (Triumf) Vancouver, Canada. Mr. Gardner's career in Canada has included providing economic and financial advice to cabinet committees of governments and oil industry leaders. Recently, as senior commercialization executive at TRIUMF, Canada's National laboratory for research into sub-atomic physics, Mr. Gardner oversaw an increase in commercial revenues by twenty times their value, which resulted in the institution receiving several national awards for its commercial achievements. Mr. Gardner has held memberships and executive positions in a number of national and international professional organizations and is currently on the Board of Directors of several companies. He has published over fifty papers, several of which have been selected by international editors to be chapters in their published books.

Carlos Eduardo Arzu

Carlos, a native of Guatemala, Central America, holds a PhD, Sociology and Political Science from Universidad Pontificia de Salamanca, Madrid, Spain and both an MBA and B.S. Industrial Engineering from Universidad Rafael Landivar, Guatemala City, Guatemala. He spent 8 years in the U.S. Navy; enlisting as an Aviation Electronics Technician, achieving the rank of Lieutenant, J.G., serving as an Avionics Officer. Upon his return to Guatemala, Carlos held several senior governmental positions, including Consultant to the Ministry of Finance and Sub-Director of the Science, Technology and Natural Resources Division. He spent three years as the First Secretariat General of the Central American Parliament. Carlos worked in private industry as General Manager, Guatemala Communications Network, and General Manager, Moore Business Forms and Systems. He was also Professor of Sociology and Latin American Politics at Universidad Rafael Landivar. Carlos taught courses in the Colleges of Engineering (Industrial, Mechanical, and Civil), Economy (Business Administration and Marketing). Carlos will be responsible for assisting the IGEN Board in evaluating its Central America build out of new systems and related projects.

Stephan M.M. Fijneman

Stephan, a native of Holland, holds a Master of Security in Information Technology from Eindhoven University of Technology, Eindhoven, Netherlands. He will oversee our Honduran operations and office. Stephan has a firm background in electronic engineering, industrial hardware and software development, advanced test & measurement systems, computer systems and information security. He developed embedded systems for the semi-conductor industry (IBM, Siemens and their suppliers), designed analog/digital systems and developed software. He is also an expert in EMC (Electro Magnetic Compatibility) and conducted and supervised CE (Conformite Europeenne) certification for customer equipment and installations. He worked for I.P.D. in Germany, HAS (now Corus) and at Volker Stevin Rail & Traffic in Holland.

Since 1998, Stephan has specialized in office automation. He gained thorough knowledge of Windows, HPUX and Solaris systems, while working in a variety of positions in security compliancy and intrusion testing. Stephan worked for the KIWA Institute, Fortis Bank, Clockwork (Internet), KLM Royal Dutch Airlines, ASZ/PinkRoccade (social security) and Swift (Society for Worldwide Interbank Financial Telecommunication). He speaks Dutch, English, German and Spanish.

Intellectual Property

On April 13, 2010, the Company entered into a memorandum of understanding for a distribution license with Machlink Inc. for rights to the existing business of providing high-speed broadband internet, phone and data services to communities through its patented noise-free cable architecture technology. Machlink is a company which distributes, licenses, and supports telecommunications service providers on a global basis Ultra High Frequency (UHF) spectrum domiciled wireless broadband systems.

Under the MOU, the Company proposed to acquire from Machlink the exclusive license to market and distribute the wireless broadband systems, to deliver wideband signals using near line-of-sight radio in the UHF band in all countries and global markets (with the exception of certain areas designated by Machlink), to be further defined in the license agreement. Under the terms of the MOU, the parties agreed to execute a distribution licensing agreement, and in consideration, IGEN Networks issued two million restricted common shares to Machlink, which would be released in accordance with the terms and conditions of the ensuing license agreement.

On May 7, 2010, the Company signed an exclusive distribution license agreement with Machlink Inc. for rights to its existing patent pending and proprietary technology in wireless broadband Internet technology, pursuant to the MOU as referred to above.  Machlink's unique technology, utilizing Ultra High Frequency ("UHF") spectrum, permits deployment of high-speed Internet, Phone and Data services to rural communities. The License Agreement is for a period of ten years and renewable in ten year terms thereafter.

Under the license agreement IGEN has an exclusive license to sell, distribute, sub-license and market the License Units, License Services and Systems in all countries and global markets excluding: , Mexico, Spain, Belize, Bahamas, Cambodia, Thailand, Australia, Vietnam, Philippines, Indonesia, the countries in South America and the Ectel Countries of the SE Caribbean, utilizing Machlink's System, Platform and proprietary information. Canada, Europe, Africa and US systems will be marketed on a non-exclusive basis only.

In consideration, the Company issued two million restricted shares on April 13, 2010 pertaining to the memorandum of understanding, which will be held in trust and released in six months from the signing of the May 7, 2010 License Agreement.  During the six month hold period, IGEN has the option to pay $1 per share in lieu of release of the shares. Additionally the Company agreed to pay Machlink $400,000 on terms of $50,000 down, $50,000 in thirty days, extended to and paid on July 23, 2010, and the balance of $300,000 on or before ninety days of signing the License agreement.  The terms also provide for $200,000 of the cash payments to be credited towards the cost of a new system, and the balance of $200,000 as further consideration pertaining to the agreement.  Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

On March 30, 2010, the company signed a memorandum of understanding (MOU) with Bio Business Development Corp. International, Inc. (BBDC) to negotiate the acquisition of the exclusive global distribution rights to the patented lateral-flow diagnostic testing platform technology for rapid detection of the infectious prion protein diseases. Prion diseases are neuro-degenerative or "brain wasting" diseases with severe symptoms and are always fatal. Under the terms of the MOU, the parties agreed to execute a distribution licensing agreement, and IGEN Networks issued three million restricted common shares to BBDC to be released in accordance with the terms and conditions of the ensuing license agreement.

On May 25, 2010, the parties determined they would not proceed in negotiating a mutually beneficial license agreement and the MOU was terminated.  IGEN cancelled and returned to treasury, the 3,000,000 restricted common shares originally issued to Bio Business Development Corp. International Inc. and held in-trust, pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. The $3,000 par value recording and offsetting amount in additional paid-in capital was reversed.

Results of Operations - IGEN Networks Corp.

Six months ended June 30, 2010

During the six months ended June 30, 2010 the Company recorded a net loss of $1,555,517 as compared to a net loss of $297,203 for the six months ended June 30, 2009, for an increase in net losses of $1,258,314. The net loss represents $0.22 per common share (June 2009 - $0.35 loss per share).

The Company incurred $1,555,517 in expenses which consist of: consulting fees of $869,0001 (2009 - $217,500), management fees of $610,5002 (2009 - $Nil), professional fees of $29,842 (2009 - $47,500), Transfer agent and filing fees of $16,534, travel and accommodation of $16,246 and general administrative of $13,395.

The Company has not yet generated any revenues and our ability to expand and develop its intellectual properties is dependent, in large part, upon our raising additional equity financing

Liquidity and Capital Resources

As of June 30, 2010, IGEN had total liabilities of $82,313, which are all current liabilities, and is a decrease of $273,061 as compared to $355,374 liabilities recorded at December 31, 2009. The decrease in liabilities is due primarily to the reduction in accounts payable and accrued liabilities by issuance of shares in settlement of $195,000 and payment of $160,374. The Company also received $75,737 in shareholder's loans during the six months ended June 30, 2010.

The Company's total assets at June 30, 2010, consisted of $5,955 in current assets and $1,350,000 in capital assets. The current assets are comprised of cash, which increased by $5,922 from $33 as at December 31, 2009. The capital assets consist $1,350,000 in technology license rights which includes the initial $50,000 cash payment and the issuance of 2,000,000 common shares at $0.65 per share.

The Company had a working capital deficiency of $76,358 at June 30, 2010 compared to a working capital deficiency of $355,341 as of December 31, 2009. The improvement of $278,983 in the working capital deficiency is due primarily to the issuance of common stock for the subscription of $210,000 and the settlement of $195,000 of current liabilities. The Company's cash inflow has been generated mainly from the subscription of common stock and shareholder loans since inception.

Subsequent to the period ended June 30, 2010, the Company received $150,000 on July 22, 2010 as a shareholder loan. The Company has utilized these funds to facilitate the second licence agreement payment with Machlink, pay down a significant portion of its liabilities and maintain cash for working capital requirements.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company's future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities. In the past, the Company has maintained minimal cash balances which were generally funded by management and shareholder loans to satisfy monthly cash requirements in the interim of raising external funding.

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

1 The consulting fees of $869,000 consist of the issuance of 2,650,000 shares to consultants and advisors of the Company

2 The management fees of $610,500 consist of the issuance of 1,300,000 shares to directors and officers of the Company

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of June 30, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of June 30, 2010, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not a party to any legal proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010, the Company issued the following shares pursuant to exemptions from the registration requirements of the Securities Act:

On February 15, 2010, the Company issued 550,000 restricted common shares to two related parties for services as directors and officers of the Company, at fair value of $0.06 per share and a recorded value of $33,000.

On February 15, 2010, the Company issued 3,250,000 common shares to six non-affiliated parties for conversion of $195,000 debt which was incurred by the Company in March 2009, recorded at fair value of $0.06 per share.

On February 15, 2010, the Company issued 1,650,000 restricted common shares to three independent parties pursuant to agreements for consulting services, at fair value of $0.06 per share and a recorded value of $99,000.

On March 30, 2010, the Company issued 3,000,000 restricted common shares to Bio Business Development Corp. International Inc. pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. Pursuant to the MOU, shares will be held in trust by the Company, and will be released subject to terms and conditions of the ensuing license agreement.

On April 13, 2010, the Company issued 2,000,000 restricted common shares to Machlink Inc. pertaining to memorandum of understanding and to be held in trust subject to the signing of a License Agreement with Machlink for the technology license rights.  On May 7, 2010, the Company signed an exclusive distribution License Agreement with Machlink Inc. for rights to its existing patent pending and proprietary technology in wireless broadband Internet technology, pursuant to the initial memorandum of understanding the parties entered into on April 13, 2010.  In consideration, the Company acknowledged the two million restricted shares issued on April 13, 2010 pertaining to the memorandum of understanding, which will be held in trust and released in six months from the signing of the May 7, 2010 License Agreement.  During the six month hold period, IGEN has the option to pay $1 per share in lieu of release of the shares. The shares were recorded at fair value on issuance at $.65 per share for a recorded value of $1,300,000.

On May 10, 2010, the Company issued 350,000 shares on receipt of $210,000 for subscription to 350,000 common shares at a price of $0.60 per share.

On May 25, 2010, the Company cancelled and returned to treasury, the 3,000,000 restricted common shares originally issued to Bio Business Development Corp. International Inc. and held in-trust, pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. The parties did not negotiate a mutually beneficial license agreement and the MOU was terminated. The $3,000 par value recording and offsetting amount in additional paid-in capital was reversed.

On May 27, 2010, the Company issued 750,000 restricted common shares to two related parties for services as directors and officers of the Company, at fair value of $0.77 per share and a recorded value of $577,500.

On May 27, 2010, the Company issued 350,000 restricted common shares to three independent parties in consideration for their appointments to the advisory board of the Company, at fair value of $0.77 per share and a recorded value of $269,500.

On May 27, 2010, the Company issued 650,000 restricted common shares to two independent consultants pursuant to consulting agreements entered into, at fair value of $0.77 per share and a recorded value of $500,500.

On July 5, 2010, the Company resolved to issue 200,000 restricted common shares to an independent party pursuant to a consulting contract.

On July 8, 2010, the Company resolved to issue 500,000 restricted common shares to a related party for services as a director and officers of the Company.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. Of the securities issued, 3,800,000 were issued to related parties of the Company and 6,150,000 were issued to sophisticated, accredited investors and consultants who were provided all of the current public information available on the Company.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits

Exhibit No.	Identification of Exhibit
10.1	Distribution License Agreement with Machlink Inc.*
31.1	Rule 13a-14(a) Certification of Monty Ormsby, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Richard Gilbertson, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Monty Ormsby.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Richard Gilbertson.

*Incorporated by reference from Form 10-Q Quarterly Report filed on May 14, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGEN Networks Corp.

DATE: August 10, 2010

By: /s/ MONTY ORMSBY

----------------------

Monty Ormsby, President, Director