Form 10-Q
period 2010-09-30
IGEN NETWORKS CORP
filed 2010-11-12
CIK 1393540

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

1100 H Street NW, Suite 920, Washington, DC, 20005
(Address of principal executive offices) (Zip Code)

(Registrant's telephone number including area code) 202-507-3391

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

The number of shares of common stock, par value $.001 per share, outstanding as of November 1, 2010 was 11,405,500.

                                 C O N T E N T S

                                                                       Page

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F11

Part II. OTHER INFORMATION

Item 1.  Financial Statements

The Company's interim financial statements for the nine months ended September 30, 2010 are included herewith.

IGEN NETWORKS CORP.

Financial Statements

For the Nine Months ended September 30, 2010

(unaudited)

Suite 1850 1066 WEST HASTINGS STREET VANCOUVER, BC V6E 3X2 T: 604.683.3850 F: 604.688.8479

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of IGEN Networks Corp.

We have reviewed the balance sheet of IGEN Networks Corp. as of September 30, 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the nine-month period ended September 30, 2010. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Signed "ACAL GROUP" Chartered Accountants

Vancouver, British Columbia November 9, 2010

IGEN NETWORKS CORP.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
Assets
Current
Cash	$ 36,336	$ 33
	36,336	33

Technology License (note 3)	1,767,000	-

Total Assets	$ 1,803,336	$ 33

Liabilities and Shareholder's Equity
Current liabilities
Accounts payable	$ 50,781	$ 322,899
Accrued liabilities (note 5)	50,000	32,475
Shareholder's loans	136,084	-
Due to related party (note 5)	287,000	-
	523,865	355,374

Shareholders' Equity (Deficit)
Capital Stock (note 4)
Authorized - 375,000,000 common shares with $0.001 par value
Issued and outstanding - 11,405,500 and 855,500 respectively	11,405	855
Additional paid-in capital	4,450,801	60,195
Deficit accumulated during the development stage	(3,182,735)	(416,391)
	1,279,471	(355,341)
	$ 1,803,336	$ 33

Approved on Behalf of the Board

"Monty Ormsby"	Director

"Richard Gilbertson"	Director

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Cumulative Totals
	Ended	Ended	Ended	Ended	from Inception
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	(November 14, 2006)
	2010	2009	2010	2009	to Sept 30, 2010

Expenses
Advertising expense	$ -	$ -	$ -	$ -	$ 20,000
Consulting and business development fees	122,500	-	991,500	217,500	1,264,759
Interest expense	20,000	-	20,000	-	20,000
Management fees (Note 5)	250,000	-	860,500	-	883,000
Professional fees	43,810	2,000	73,652	49,500	168,399
Stock-based compensation (note 4c)	716,656	-	716,656	-	716,656
Transfer agent & filing fees	1,077	-	17,612	-	18,541
Travel and accommodation	40,785	-	57,030	-	57,030
General and administrative	15,999	-	29,394	32,203	34,350
	1,210,827	2,000	2,766,344	299,203	3,182,735

Net Income (Loss) Applicable to Common	$ (1,210,827)	$ (2,000)	$ (2,766,344)	$ (299,203)	$ (3,182,735)
Shares

Net Loss per Basic and Diluted Shares	$ (0.11)	$ (0.00)	$ (0.33)	$ (0.35)

Weighted Average Number of Common
Shares Outstanding	11,065,438	854,700	8,470,885	854,700
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
	Nine Months	Nine Months	Cumulative Totals
	Ended	Ended	from Inception
	Sept 30,	Sept 30,	(November 14, 2006)
	2010	2009	to Sept 30, 2010
Cash Flows from Operating Activities
Net loss	$ (2,766,344)	$ (299,203)	$ (3,182,735)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Increase (decrease) in accounts payable and accrued liabilities	(254,593)	299,089	100,781
Increase (decrease) in shareholder's loans	136,084	-	136,084
Shares issued for services	1,829,500	-	1,829,500
Shares issued for setlement of debt	195,000	-	195,000
Stock-based compensation	716,656	-	716,656

Net cash used in operating activities	(143,697)	(114)	(204,714)

Cash Flows from Investing Activities
Acquisition of technology license	(467,000)	-	(467,000)
Net cash provided from investing activities	(467,000)	-	(467,000)

Cash Flows from Financing Activities
Common stock issued for cash	360,000	-	421,050
Proceeds received from loans - related parties	287,000	-	287,100
Payments made on loans - related parties	-	-	(100)

Net cash provided by financing activities	647,000	-	708,050

Net Increase (Decrease) in cash	36,303	(114)	36,336

Cash, Beginning of Period	33	147	-

Cash, End of Period	$ 36,336	$ 33	$ 36,336

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash operating, financing and investing activities
Shares issued for services	$ 1,829,500	$ -	$ -
Shares issued for technology	$ 1,300,000	$ -	$ -
Shares issued for settlement of debt	$ 195,000	$ -	$ -
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statement of Stockholder's Equity (Deficit)
(expressed in U.S. dollars)
(unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash:
- November 14, 2006	853,300	853	16,197	-	17,050
- November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-		(1,288)	(1,288)
Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762

Net loss	-	-		(46,112)	(46,112)
Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650

Net loss	-	-		(46,414)	(46,414)
Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)

Net loss	-	-		(322,577)	(322,577)
Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)
Common shares issued for services
on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt
on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology
(in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology
on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash
on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held
(in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services
on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services
on Jul 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services
on Jul 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted
on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash
on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Net loss	-	-	-	(2,766,344)	(2,766,344)

Balance Sept 30, 2010	11,405,500	$ 11,405	$ 4,450,801	$ (3,182,735)	$ 1,279,471

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine months ended September 30, 2010

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to develop and expand its broadband licensed technology.  As at September 30, 2010, the Company has a working capital deficit of $487,529 (December 2009 - $355,341) and has accumulated losses of $3,182,735 (December 2009 - $416,391) since inception.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operation of next year.  Although there are no assurances that management's plans will be realized, management believes that the Company will be able to continue operations in the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine months ended September 30, 2010

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine months ended September 30, 2010

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine months ended September 30, 2010

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

i)

Comprehensive loss

FASB ASC 220, "Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

3.

Technology License

On May 7, 2010, the Company obtained an exclusive license from Machlink Inc., for rights to its proprietary technology in wireless broadband Internet, pursuant to a memorandum of understanding the parties entered into on April 13, 2010. On September 28, 2010, the Company amended the license agreement with Machlink. The License is for a period of ten years, renewable in ten year increments, thereafter.

Under the amended agreement IGEN, is exclusively licensed to sell, distribute, sub-license and market Machlink's System, Platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis.

In consideration, as detailed in the amended agreement, the Company issued two million restricted shares on April 13, 2010, pertaining to the memorandum of understanding, which will be held in trust and released in six months from the signing of the May 7, 2010 License Agreement. During the six month hold period, IGEN has the option to pay $1 per share in lieu of release of the shares. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This is in addition to the $200,000 consideration already paid to Machlink under the terms of the original May 7, 2010 agreement, including, $50,000 down, $50,000 paid on July 23, 2010, and $100,000 paid on September 17, 2010. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine months ended September 30, 2010

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

b)

During the nine months ended September 30, 2010, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

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

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine months ended September 30, 2010

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

On July 5, 2010, the Company issued 200,000 restricted common shares an independent consultant pursuant to a consulting agreement entered into, at fair value of $0.50 per share and a recorded value of $100,000.

On July 8, 2010, the Company issued 500,000 restricted common shares to a related parties for services as a director and officer of the Company, at fair value of $0.50 per share and a recorded value of $250,000.

On September 17, 2010, the Company received of $150,000 for subscription to 300,000 common shares at a price of $0.50 per share.

c)

Stock Options: On July 15 2010, the Company granted 2 million incentive stock options to various directors, officers advisors and consultants.  The stock options are exercisable at a rate of $0.70 per share over a period of three years. The Company calculated the value of the stock options using the Black & Scholes model, and recorded $716,656 as stock based compensation.

5.     Related Party Transactions

The amount due to a related party as of September 30, 2010 of $287,000 (December 2009 - $22,500) is owing to a company with a common director. The loan includes $20,000 prepaid interest, is unsecured and due and payable on November 27, 2010. The amount due to a related party at December 31, 2010 was owing to a former director of the Company for management fees, which was repaid in the first quarter of fiscal 2010.

During the nine months ended September 30, 2010, the Company incurred $860,500 (December 2009 - $22,500) in management fees to directors and officers of the Company in the form of share issuances as stated in Note 4(b).

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

IGEN Networks Corp

(formerly Sync2 Entertainment Corporation)

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine months ended September 30, 2010

(expressed in U.S. dollars)

(unaudited)

7.     Income Taxes

Reconciliation of the Company's income tax expenses are as follows:

	Sep 30, 2010	Dec 31, 2009

Loss for the year	$(2,766,344)	$(322,577)
Expected income tax recovery at statutory rates of 35%	(968,220)	(112,902)
Non-deductible item	250,830	-
Increase in valuation allowance	717,390	112,902
	$-	$-

       The components of future income tax assets are as follows:

	Sep 30, 2010	Dec 31, 2009
Future income tax assets
Non-capital losses carried forward and others	$863,100	$145,700
Less: Valuation allowance	(863,100)	(145,700)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $2,466,079 and $416,391 as of September 30, 2010 and December 31, 2009, respectively, which may be offset against future taxable income through 2030.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of IGEN Networks Corp. ("IGEN","We" or the "Company"), for the nine months ended September 30, 2010 should be read in conjunction with the September 30, 2010 Financial Statements and the related Notes. These documents are available at www.edgar.com and www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol IGEN. The effective date of this report is November 9, 2010.

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

The Company's head office is located at 119 North Henry Street, Alexandria, VA, 22314, phone (202) 507-3391. The Company is also reviewing other global locations to service the build out of our distribution network. The Company's fiscal year end is December 31.

Directors and Officers

Robert Nealon – Chairman of the Board

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

Mr. Gilbertson is a graduate of Northwestern University (Evanston, Illinois) with a BS in Business Administration (Finance) and an MBA in Marketing and Transportation. He is a retired Lt. Commander in the U.S. Navy. He will assume the position of CFO and corporate compliance from Michael Grudman, who will remain as a director of the Company

Chris Shade – Director

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

☐ 1986-1996 Senior Executive Officer Blood Tribe Department of Health Inc.

☐ 1983 -1992 Consultant Self employed

☐ 1975 –1983 Financial Comptroller Blood Tribe Administration

☐ 1973-1975 Accountant Edmonton Power

☐  Certified Management Accounting (4th Level) 1973-1975, Society of Industrial Accountants

☐  Business Administration (Accounting) 1973 University of Alberta

☐  Business Administration 1966 Lethbridge Community College

☐  Canadian College of Health Service Executives 1995

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

Stephan M.M. Fijneman

Stephan, a native of Holland, holds a Master of Security in Information Technology from Eindhoven University of Technology, Eindhoven, Netherlands. He will oversee our Honduran operations and office. Stephan has a firm background in electronic engineering, industrial hardware and software development, advanced test & measurement systems, computer systems and information security. He developed embedded systems for the semi-conductor industry (IBM, Siemens and their suppliers), designed analog/digital systems and developed software. He is also an expert in EMC (Electro Magnetic Compatibility) and conducted and supervised CE (Conformité Européenne) certification for customer equipment and installations. He worked for I.P.D. in Germany, HAS (now Corus) and at Volker Stevin Rail & Traffic in Holland.

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

Additional Advisors  - subsequent to the quarter end

Carlos Calderon

Carlos Calderon, a native of Bolivia, currently serves as the President/CEO of the Organization of American States (OAS) Staff Federal Credit Union, in Washington, D.C. During his 24 year involvement in credit unions, Mr. Calderon has consulted in credit union development in Bolivia, Costa Rica, Ecuador, Mexico, Nicaragua, Panama and St. Lucia. Mr. Calderon received the World Council of Credit Unions Silver Award for credit union development work. He currently serves as a member of the Board of Directors of the Credit Union Mortgage Association (CUMA), is a member of CUNA's International Legislative and Operational Committee and co-founder and past chairman of the Network of Latino Credit Unions and Professionals.

Mr. Calderon holds an Executive Masters in Leadership degree (E.M.L. 2007) from Georgetown University. He received his Masters in Business Administration (M.B.A. 1988) from Marymount University and his Bachelors of Science in Information Systems (B.S. 1982) from George Mason University.

In today's environment, access to the Internet and telephone is a basic social and economic need for the rural sector to participate in the global economy. Mr. Calderon's experience and understanding of key development issues throughout Latin America and the Caribbean will be instrumental in identifying under-served telecommunications markets and contribute to the successful launching of IGEN solutions throughout the region.

Michael Griffin

Mr. Michael Griffin has been Executive Director of the County Executives of America for the past 26 years. The County Executives of America is a non-partisan organization that includes a membership of over 700 chief elected executives of a county or consolidated city/county government. This esteemed group represents more than 50% of the nation's population and includes the largest metropolitan governments in the country.

Michael Griffin is also President of the Institute for regional Regional Development, a non-profit foundation dedicated to promoting cooperation between local governments and business interests throughout the world. Mr. Griffin has acted as a consultant to Congress, the Senate and four Presidents. Mr. Griffin was previously Executive Secretary of the New York State Pension Advisory Board. He was also President of Polites Communications Company; President and CEO of Creative Resources Group; Principal Legislative Coordinator of the New York Legislature and Executive Director of the American Association of Trustees, Managers and Administrators.

Mr. Griffin was director of legislation for New York Governor Hugh Carey and directed the successful campaigns of Senator Daniel Patrick Moynahan, Senator Bob Graham and Mayor Ed Koch. Michael Griffin received his BA from the University of Miami and his MA from Cornell University.

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

On September 28, 2010, the Company amended the license agreement with Machlink. Under the amended agreement, IGEN is exclusively licensed to sell, distribute, sub-license and market Machlink's System, Platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis.The License is for a period of ten years, renewable in ten year increments, thereafter.

In consideration, as detailed in the amended agreement, the Company issued two million restricted shares on April 13, 2010, pertaining to the memorandum of understanding, which will be held in trust and released in six months from the signing of the May 7, 2010 License Agreement. During the six month hold period, IGEN has the option to pay $1 per share in lieu of release of the shares. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This is in addition to the $200,000 consideration already paid to Machlink under the terms of the original May 7, 2010 agreement, including, $50,000 down, $50,000 paid on July 23, 2010, and $100,000 paid on September 17, 2010. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

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

Results of Operations – IGEN Networks Corp.

Nine months ended September 30, 2010

During the nine months ended September 30, 2010 the Company recorded a net loss of $2,766,344 as compared to a net loss of $299,203 for the nine months ended September 30, 2009, for an increase in net losses of $2,467,141. The net loss represents $0.33 per common share (September 2009 - $0.35 loss per share).

The Company incurred $2,766,344 in expenses which consist of: consulting fees of $991,5001 (2009 - $217,500), management fees of $860,5002 (2009 - $Nil), professional fees of $73,652 (2009 - $49,500), travel and accommodation of $57,030, interest expense of $20,000, transfer agent and filing fees of $17,612, and general administrative of $29,394.  The Company also recorded $716,656 in stock-based compensation expense for the two million stock options granted on July 15, 2010.

The Company has not yet generated any revenues and our ability to expand and develop its intellectual properties is dependent, in large part, upon our raising additional equity financing

Liquidity and Capital Resources

As of September 30, 2010, IGEN had total liabilities of $523,866, which are all current liabilities, and is an increase of $168,492 as compared to $355,374 liabilities recorded at December 31, 2009. The increase in liabilities is due primarily to new loans from shareholders and related parties of $136,084 and $287,000 respectively, net of the reduction in accounts payable and accrued liabilities by issuance of shares in settlement of $195,000 and net payments of $59,592.

The Company's total assets at September 30, 2010, consisted of $36,336 in current assets and $1,767,000 in capital assets. The current assets are comprised of cash, which increased by $36,303 from $33 as at December 31, 2009. The capital assets consist $1,767,000 in technology license rights which includes $467,000 in cash payments and $1,300,000 by issuance of 2,000,000 common shares at $0.65 per share.

The Company had a working capital deficiency of $487,529 at September 30, 2010 compared to a working capital deficiency of $355,341 as of December 31, 2009. During the nine months ended September 30, 2010, the Company received $360,000 in subscriptions for common shares and continues to raise capital from the sale of its securities.  During this period the Company has also attained $136,084 in shareholder loans and $287,500 in loans from related parties. The Company has utilized these funds to facilitate the payment terms of the licence agreement with Machlink, pay down a significant portion of its liabilities and maintain cash for working capital requirements.

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

The Company will undertake issuance of private placements of its securities and/or debenture financing to facilitate expansion in its development phase and maintain commitments under its license agreement. There is no assurance that the Company will be able to obtain additional funding through the sales of additional shares or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to generate sufficient working capital necessary to support and preserve the integrity of the corporate entity.

1 The consulting fees of $991,500 consist of the issuance of 2,850,000 shares to consultants and advisors, and $22,500 in accrued fees

2 The management fees of $860,500 consist of the issuance of 1,800,000 shares to directors and officers of the Company

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of September 30, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of September 30, 2010, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not a party to any legal proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010, the Company issued the following shares pursuant to exemptions from the registration requirements of the Securities Act:

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

On July 5, 2010, the Company issued 200,000 restricted common shares an independent consultant pursuant to a consulting agreement entered into, at fair value of $0.50 per share and a recorded value of $100,000.

On July 8, 2010, the Company issued 500,000 restricted common shares to a related parties for services as a director and officer of the Company, at fair value of $0.50 per share and a recorded value of $250,000.

On September 17, 2010, the Company received of $150,000 for subscription to 300,000 common shares at a price of $0.50 per share.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. Of the securities issued, 3,800,000 were issued to related parties of the Company and 6,750,000 were issued to sophisticated, accredited investors and consultants who were provided all of the current public information available on the Company.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits

Exhibit No.	Identification of Exhibit
10.1	Distribution License Agreement as Amended with Machlink Inc.
31.1	Rule 13a-14(a) Certification of Monty Ormsby, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Richard Gilbertson, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Monty Ormsby
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Richard Gilbertson

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGEN Networks Corp.

DATE: November 9, 2010

By: /s/ MONTY ORMSBY

------------------------------------------------------

Monty Ormsby, President, Director