Form 10-K
period 2010-12-31
IGEN NETWORKS CORP
filed 2011-04-12
CIK 1393540

OMB APPROVAL

OMB Number    3235-0063

Expires         April 30, 2012

Estimated average burden

hours per response 2,100.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  333-141875

IGEN Networks Corp.

(Formerly ‘Sync2 Entertainment Corporation’)

(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 H Street NW, Suite 920 Washington, DC,	20005
(Address of principal executive offices)	(Zip Code)

(202) 507-3391

Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes        ☒  No

The aggregate market value of the Common Stock of Igen Networks Corp. held by non-affiliates as at April 11, 2011 was $4,601,356 based on the closing price of the common stock of $0.60.

As of April 11, 2011 there were 11,436,427 shares of Common Stock outstanding.

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

The Company’s head office is located at 1100 H Street NW, Suite 920, Washington, DC, 20005, phone (202) 507-3391. The Company is also reviewing other global locations to service the build out of our distribution network. The Company’s fiscal year end is December 31.

Government Regulation

The Company will be required to comply with the local rules and requirements of doing business in the United States and Canada.  The Company is not aware of any regulations, other than those governing the normal course of business, which will affect its business.

Employees

The Company does not have any full time employees at this time. All management activities are undertaken by corporate consultants and the Company's Officers and Directors.

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

On September 28, 2010, the Company amended the license agreement with Machlink. Under the amended agreement, IGEN is exclusively licensed to sell, distribute, sub-license and market Machlink’s System, Platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis. The License is for a period of ten years, renewable in ten year increments, thereafter.

In consideration, as detailed in the amended agreement, the Company issued two million restricted shares on April 13, 2010, pertaining to the memorandum of understanding, and carried this consideration forward in the signing of the May 7, 2010 license agreement, and the amended agreement dated September 28, 2010. The shares were issued at fair value of $0.65 per share and recorded at $1,300,000. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This is in addition to the $200,000 consideration already paid to Machlink under the terms of the original May 7, 2010 agreement, including, $50,000 down, $50,000 paid on July 23, 2010, and $100,000 paid on September 17, 2010. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

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

Item 2.   Property

The Company’s head office is located at 1100 H Street NW, Suite 920, Washington, DC, 20005, phone (202) 507-3391. The Company is also reviewing other global locations to service the build out of our distribution network.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

Our common shares are quoted on the OTCBB (Over the Counter Bulletin Board) exchange sponsored by the NASDAQ (National Association of Securities Dealers) under the symbol IGEN and the registrar and transfer agent for our common shares is, Signature Stock Transfer, Inc. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID

Mar 31, 2009	$2.22	$0.24
Jun 30, 2009	$0.20	$0.01
Sep 30, 2009	$0.25	$0.01
Dec 31, 2009 Mar 31, 2010	$0.19 $1.01	$0.06 $0.06
Jun 30, 2010 Sep 30, 2010	$1.05 $0.95	$0.40 $0.40
Dec 31, 2010	$1.08	$0.48

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of December 31, 2010, the Company had 11,436,427 shares of common stock issued and outstanding that were held by approximately 59 registered shareholders and an unknown number of additional holders whose stock is held in “street name.”

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

During the year end December 31, 2010, the Company issued the following shares pursuant to exemptions from the registration requirements of the Securities Act:

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

On November 22, 2010, the Company issued 30,927 restricted common shares an independent consultant for services, at fair value of $0.97 per share and a recorded value of $30,000.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. Of the securities issued, 3,800,000 were issued to related parties of the Company and 6,780,927 were issued to sophisticated, accredited investors and consultants who were provided all of the current public information available on the Company.

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

2,000,000

$0.70

0

holders

Total

2,000,000

$0.70

0

Item 6.  Selected Financial Data

As a smaller reporting Company, the Company is not required to include this Item.

Item 7.  Management’s Discussion and Analysis of Plan of Operations and Results of Operations

The following analysis of the results of operations and financial condition of the company for the period ending December 31, 2010 should be read in conjunction with the company’s audited financial statements, including the notes thereto contained elsewhere in this form 10-K. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the twelve months ended December 31, 2010 the Company recorded a net loss of $2,983,401 ($0.32/sh) as compared to a net loss of $322,577 ($0.38/sh) for the twelve months ended December 31, 2009. This is an increase in operating loss of $2,660,824.

Revenues

No revenue has been generated by the Company during the years ended December 31, 2010 and December 31, 2009.

Net Loss

The significant components of expense that have contributed to the Company’s net loss of $2,983,401, including amounts the Company has paid or accrued are itemized as follows:

•

Consulting and Business development fees of $1,075,170 (2009 - $273,259), pertaining to affairs and negotiations concerning the licensing of the broadband wireless technology, research, review and analyze the broadband wireless market and industry, securing of certain UHF band spectrums, extensive due diligence and development of business plans relating to financing, implementation and operation of regional spectrums.

•

Interest expense of $20,000 (2009 - $nil), pursuant to loan terms on the technology license.

•

Management fees of $910,500 (2009 - $22,500) performed by directors and officers of the Company.

•

Professional fees of $120,994 (2009 – $25,775), for legal, audit and accounting fees incurred by the Company during the year.

•

Stock-based compensation of $716,656 (2009 – $nil), for 2,000,000 incentive stock options issued during the period

•

Transfer agent and filing fees, travel and accommodation and general and administrative expenses totaling $140,081 (2009 – 1,043).

Selected annual information

Dec 31, 2010

Dec 31, 2009

Dec 31, 2008

--------------

--------------

--------------

Revenues

Nil

Nil

Nil

Net Loss

$2,983,401

$322,577

$46,414

Loss per share-basic and diluted

$0.32

$0.38

$0.05

Total Assets

$1,767,746

$33

$147

Total Liabilities

675,332

$355,374

$32,911

Cash dividends declared per share

Nil

Nil

Nil

Capital and Liquidity

As of December 31, 2010, the Company had total current assets of $746 (2009 – $33) and $675,332 in liabilities (2009 - $355,374), resulting in a working capital deficiency of $674,586 (2008 – $355,341). The Company has a net loss and deficit accumulated during this development stage of $3,399,792 (2009 - $416,391).

The Company's total assets consisted of $746 in current assets and $1,767,000 in capital assets. The current assets are comprised of cash, which increased by $713 from $33 as at December 31, 2009. The capital assets consist $1,767,000 in technology license rights which includes $467,000 in cash payments and $1,300,000 by issuance of 2,000,000 common shares at $0.65 per share.

The Company’s total liabilities of $675,332 are all current liabilities, and is an increase of $319,958 as compared to $355,374 liabilities recorded at December 31, 2009. The increase in liabilities is due primarily to new loans from shareholders and related parties of $204,954 and $287,000 respectively, net of the reduction in accounts payable and accrued liabilities of $149,521, which includes the reduction from issuance of shares in debt settlement of $195,000.

During the twelve months ended December 31, 2010, the Company received $360,000 in subscriptions for common shares and continues to raise capital from the sale of its securities.  During this period the Company has also attained $204,954 in shareholder loans and $287,500 in loans from related parties. The Company has utilized these funds to facilitate the payment terms of the licence agreement with Machlink, pay down a significant portion of its liabilities and maintain cash for working capital requirements.

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

On a long-term basis we do not have sufficient cash to meet our needs and we will require additional financing, either from financing transactions or operating activities, to meet our goals over the next twelve months. There can be no assurance that we will be able to obtain additional financing, either in the form of debt or equity, or that, if such financing is obtained, it will be sufficient for our needs or available to us on reasonable terms. In the event that the Company is unable to obtain financing, the Company will seek joint venture partners to assist in the development of its technology and products. The Company has had no discussions with potential merger candidates and has no knowledge of potential joint venture partners as at December 31, 2010.

Subsequent to the year-end, the Company has entered into the following transaction:

On March 24, 2011, the Company signed into a letter of intent to enter into a business combination with Machlink. The letter of intent is subject to the successful completion of a definitive agreement.

Plan of Operations

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

With its exclusive distribution agreement with MachLink, the Company has expended $50,000 to licence the spectrum and provide wireless broadband services in the Drayton Valley area with an underserved rural population of 25,000 households plus businesses and oil and gas field monitoring. IGEN is purchasing the necessary equipment and has identified an established tower in place to meet the rural customer needs. This licensed broadband spectrum establishes a foothold that will allow IGEN to build through this corridor a series of broadband locations, each site with a 55 kilometer or 30 mile radius that will service a much larger population and business base. The Company's distribution approach is to use bonded independent contractors to install and commission systems at the customer premises. This broadband spectrum license will place IGEN into a solid cash flow position that will enable all future growth and allow the company to expand on the identified 15 other spectrums that are currently available to the Company.

The Company’s long-term goals will be to carry-out expansion and development of the Machlink technology through sub-licensing the technology in targeted countries and regions. Igen will require additional cash, either from financing transactions or operating activities, to meet its long-term goals. The Company estimates expenses over the next twelve months to complete the above tasks to be $500,000, and has no commitments for capital expenditures. The Company will depend on equity financing through private placement offerings of our common stock, and potential revenue from its ensuing licensing agreements to fund the implementation of our business plan.  Over the longer term, two to five years, we expect to fund our operations through a combination of revenues from the operation of our business and through additional equity financing. To date, we have generated $nil revenue. In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all, as no commitments to provide additional funds have been made by management or other stockholders or investors.

Item 7A

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.  Financial Statements

The Company’s audited financial statements for the year ended December 31, 2010 are included herewith.

IGEN NETWORKS CORP.

Financial Statements

For the years ended December 31, 2010 and 2009

SUITE 1850 1066 WEST HASTINGS STREET VANCOUVER, BC V6E 3X2

T: 604.683.3850 F: 604.688.8479	ACAL GROUP CHARTERED A ACCOUNTANTS PCAOB & CPAB Registrant

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

the Board of Directors and Stockholders of

IGEN Networks Corp.

We have audited the accompanying balance sheets of IGEN Networks Corp. (the “Company”) (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 and the period from November 14, 2006 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the period from November 14, 2006 (inception) to December 31, 2008 were reported upon by other auditors whose report, dated April 13, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements of the Company for the period from November 14, 2006 (inception) to December 31, 2008 reflect a net loss of $93,814 of the accumulated deficit as of December 31, 2009.  The other auditors’ report have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and the period from November 14, 2006 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

“ACAL Group”
Chartered Accountants
Vancouver, British Columbia
April 8, 2011

IGEN NETWORKS CORP.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

		December 31, 2010	December 31, 2009
Assets
Current
Cash		$ 746	$ 33

		746	33

Technology License (note 3)		1,767,000	-

Total Assets		$ 1,767,746	$ 33

Current liabilities
Accounts payable		$ 173,378	$ 322,899
Accrued liabilities (note 5)		10,000	32,475
Shareholders' loans (note 6)		204,954	-
Due to related party (note 5)		287,000	-

		675,332	355,374
Shareholders* Equity (Deficit)
Capital Stock (note 4)
Authorized - 375,000,000 common shares with $0.001 par value
Issued and outstanding - 11,436,427 and 855,500 respectively		11,436	855
Additional paid-in capital		4,480,770	60,195
Deficit accumulated during the development stage		(3,399,792)	(416,391)
		1,092,414	(355,341)
Total Liabilities and Shareholder's Equity (Deficit)		$ 1,767,746	$ 33

Approved on Behalf of the Board

"Monty Ormsby"	Director

"Richard Gilbertson"	Director

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

			Cumulative Totals
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(November 14, 2006)
	2010	2009	to Dec 31, 2010
Expenses
Advertising expense	$ -	$ -	$ 20,000
Consulting and business development fees	1,075,170	273,259	1,348,429
Interest expense	20,000	-	20,000
Management fees (note 5)	910,500	22,500	933,000
Professional fees	120,994	25,775	215,741
Stock-based compensation (note 4c)	716,656	-	716,656
Transfer agent & filing fees	19,302	929	20,231
Travel and accommodation	81,169	-	81,169
General and administrative	39,610	114	44,566

	2,983,401	322,577	3,399,792
Net Loss Applicable to Common Shares	$ (2,983,401)	$ (322,577)	$ (3,399,792)
Net Loss per Basic and Diluted Shares	$ (0.32)	$ (0.38)
Weighted Average Number of Common Shares Outstanding	9,213,873	855,500

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

			Cumulative Totals
	Year Ended	Year Ended	from Inception
	December 31,	December 31,	(November 14, 2006)
	2010	2009	to December 31, 2010
Cash Flows from Operating Activities
Net loss	$ (2,983,401)	$ (322,577)	$ (3,399,792)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Increase (decrease) in accounts payable and accrued liabilities	(171,996)	322,463	183,378
Increase (decrease) in shareholder's loans	204,954	-	204,954
Shares issued for services	1,859,500	-	1,859,500
Shares issued for settlement of debt	195,000	-	195,000
Stock-based compensation	716,656	-	716,656

Net cash used in operating activities	(179,287)	(114)	(240,304)

Cash Flows from Investing Activities
Acquisition of technology license	(467,000)	-	(467,000)

Net cash provided from investing activities	(467,000)	-	(467,000)

Cash Flows from Financing Activities
Common stock issued for cash	360,000	-	421,050
Proceeds received from loans - related parties	287,000	-	287,100
Payments made on loans - related parties	-	-	(100)

Net cash provided by financing activities	647,000	-	708,050
Net Increase (Decrease) in cash	713	(114)	746
Cash, Beginning of Period	33	147	-
Cash, End of Period	$ 746	$ 33	$ 746

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash operating, financing and investing activities
Shares issued for services	$ 1,829,500	$ -	$ -
Shares issued for technology	$ 1,300,000	$ -	$ -
Shares issued for settlement of debt	$ 195,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(expressed in U.S. dollars)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash:
- November 14, 2006	853,300	853	16,197	-	17,050
- November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-		(1,288)	(1,288)

Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762
Net loss	-	-		(46,112)	(46,112)

Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650
Net loss	-	-		(46,414)	(46,414)

Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)
Net loss	-	-		(322,577)	(322,577)

Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)
Common shares issued for services on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology (in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology (in-trust) on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issues for cash on May 10, 2010 at $0.77 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held (in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services on Jul 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services on Jul 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	$ 11,436	$ 4,480,770	$ (3,399,792)	$ 1,092,414

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

1.

Nature and Continuance of Operations

IGEN Networks Corp. (the “Company” or “IGEN”) was incorporated in the State of Nevada on November 14, 2006.  The Company has been in the development stage since its formation and has not yet realized any revenue from its planned operations.  The Company’s principal business is providing high-speed Internet, Phone and Data services to rural communities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to develop and expand its broadband licensed technology.  As at December 31, 2010, the Company has a working capital deficit of $674,586 (December 2009 - $355,341) and has accumulated losses of $3,399,792 (December 2009 - $416,391) since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operation of next year.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

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

The fair values of cash, accounts payable and accrued liabilities and shareholder’s loans, approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Financial instrument that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

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

In May 2009, the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company has already adopted this policy and its full disclosure is included in Note 8.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (ASC 718)”, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The Update provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of this update on the financial statements.

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Principles (continued)

h)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

i)

Comprehensive loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)

Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock based compensation expense may differ materially in the future from that recorded in the current period.

k)

Impairment of Intangible and Other Long-lived Assets

The Company periodically evaluates the carrying value of intangible and other long-lived assets. Impairment losses are recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exits, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Based on its review, the Company believes there were no impairments of its intangible and other long-lived assets as of December 31, 2010 and 2009.

3.

Technology License

On May 7, 2010, the Company obtained an exclusive license from Machlink Inc. (“Machlink”), for rights to its proprietary technology in wireless broadband Internet, pursuant to a memorandum of understanding the parties entered into on April 13, 2010. On September 28, 2010, the Company amended the license agreement with Machlink. The License is for a period of ten years, renewable in ten year increments, thereafter.

Under the amended agreement dated September 28, 2010, IGEN is exclusively licensed to sell, distribute, sub-license and market Machlink’s System, Platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis.

In consideration, the Company issued two million common shares on April 13, 2010, pertaining to the memorandum of understanding, and carried this consideration forward in the signing of the May 7, 2010 license agreement, and the amended agreement dated September 28, 2010. Two million common shares of the Company were issued at fair value of $0.65 per share and recorded at $1,300,000. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This is in addition to the $200,000 consideration already paid to Machlink under the terms of the original May 7, 2010 agreement, including, $50,000 down, $50,000 paid on July 23, 2010, and $100,000 paid on September 17, 2010. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

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

b)

During the twelve months ended December 31, 2010, the company issued the following shares under the Securities Act of 1933 exemption Rule 144. As at December 31, 2010, the Company had 11,436,427 shares issued and outstanding.

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

On April 13, 2010, the Company issued 2,000,000 restricted common shares to Machlink Inc. pertaining to memorandum of understanding and to be held in trust subject to the signing of a License Agreement with Machlink for the technology license rights.  On May 7, 2010, the Company signed an exclusive distribution License Agreement with Machlink Inc. for rights to its existing patent pending and proprietary technology in wireless broadband Internet technology, pursuant to the initial memorandum of understanding the parties entered into on April 13, 2010.  In consideration, the Company acknowledged the two million restricted shares issued on April 13, 2010 pertaining to the memorandum of understanding, which will be held in trust and released in six months from the signing of the May 7, 2010 License Agreement.  During the six month hold period, IGEN has the option to pay $1 per share in lieu of release of the shares. The shares were recorded at fair value of $0.65 per share for a recorded value of $1,300,000.

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

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

On July 5, 2010, the Company issued 200,000 restricted common shares to an independent consultant pursuant to a consulting agreement entered into, at fair value of $0.50 per share and a recorded value of $100,000.

On July 8, 2010, the Company issued 500,000 restricted common shares to related parties for services as a director and officer of the Company, at fair value of $0.50 per share and a recorded value of $250,000.

On September 17, 2010, the Company received of $150,000 for subscription to 300,000 common shares at a price of $0.50 per share.

On November 22, 2010, the Company issued 30,927 restricted common shares to an independent consultant for services, at fair value of $0.97 per share and a recorded value of $30,000.

c)

Stock Options: On July 15 2010, the Company granted 2 million incentive stock options to various directors, officers, advisors and consultants.  The stock options are exercisable at a rate of $0.70 per share over a period of three years. The Company calculated the value of the stock options using the Black & Scholes model, and recorded $716,656 as stock based compensation. Assumptions used in the option pricing model were as follows: average risk-free interest rate – 2.56%; expected life – 3 years; expected volatility – 189.45%; and expected dividends – nil.

As at December 31, 2010, the Company had 2,000,000 (2009 – Nil) options available for issuance under the plan.  Continuity of the options outstanding to purchase common shares is as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
		price		price
Outstanding at beginning of year	-	$ -	-	$ -

Transaction during the year
Granted	2,000,000	0.70	-	-
Forfeited/Cancelled	-	-	-	-

Outstanding at end of year	2,000,000	$ 0.70	-	$ -

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

4.     Stockholders' Equity (Deficit) - continued

 c) Stock Options – continued

The following summarizes information on the stock option outstanding at December 31, 2010.

Range of Exercise Prices ($)	No. of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price ($)
0.70	2,000,000	2.50	0.70

5.     Related Party Transactions

The amount due to a related party as of December 31, 2010 of $287,000 (December 2009 - $Nil) is owing to a shareholder of the Company. The loan includes $20,000 prepaid interest and secured by the certain assets of the Company. The loan was due and payable on November 27, 2010, which was extended to July 1, 2011.

Accrued liabilities include $Nil (December 31, 2009: $22,500) to a director of the Company for management fees.

During the twelve months ended December 31, 2010, the Company incurred $860,500 (December 2009 - $22,500) in management fees to directors and officers of the Company in the form of share issuances as stated in Note 4(b).

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

6.     Shareholders’ loans

The amounts due to shareholders of the Company as of December 31, 2010 of $204,954 (December 2009 - $Nil) are without interest, unsecured and due on demand.

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Years ended December 31, 2010 and 2009

(expressed in U.S. dollars)

7.     Income Taxes

Reconciliation of the Company’s income tax expenses are as follows:

	Dec 31, 2010	Dec 31, 2009

Loss for the year	$(2,983,401)	$(322,577)
Expected income tax recovery at statutory rates of 35%	(1,044,190)	(112,902)
Non-deductible item	251,793	-
Increase in valuation allowance	792,397	112,902
	$-	$-

       The components of future income tax assets are as follows:

	Dec 31, 2010	Dec 31, 2009
Future income tax assets
Non-capital losses carried forward and others	$938,100	$145,700
Less: Valuation allowance	(938,100)	(145,700)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $2,680,384 and $416,391 as of December 31, 2010 and December 31, 2009, respectively, which may be offset against future taxable income through to 2030.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

8.     Subsequent Event

On March 24, 2011, the Company signed into a letter of intent to enter into a business combination with Machlink. The letter of intent is subject to the successful completion of a definitive agreement.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Item 9B.  Other Information

During the fourth quarter of the fiscal year ended December 31, 2010, there was no information required to be reported on Form 8K which was not previously reported.

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

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

Executive Officers and Directors

Set forth below is the name and age of each individual who was a director or executive officer of Igen Networks Corp. as of December 31, 2010 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name

Age

Position with the Company

Term Of Office

Robert Nealon

55

Director and Chairman

Effective July 8, 2010

Monty Ormsby

76

Director and President

Effective January 15, 2010

Richard Gilbertson

67

Director and CFO

Effective April 15, 2010

Chris Shade

64

Director

Effective May 25, 2010

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

Monty Ormsby, Director, President

Mr. Ormsby has had a distinguished 40 year career in all areas of business real estate development, marketing and sales, and is licensed as a California real Estate Broker. Mr. Ormsby graduated from USC with a bachelor’s degree and became a well known sports commentator in his early years in the LA region. He has also been extensively involved in many aspects of major construction projects, the film and entertainment industry and the thoroughbred racing industry, and has spent the last few years working on web based social networking for seniors. Mr. Ormsby has recently completed the development of the Senior NetworkTM, an expansive model for web-based delivery of services to seniors. Mr. Ormsby brings his experience in project financing, and business growth to assist the Board of Directors in establishing a business model for success.

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

Chris brings the experience to IGEN as we build out in rural Canada with his knowledge of the reserves across Canada and the need to have a sustainable telecommunications. Chris will be responsible for our Canadian rural build out. Chris was Chief of Blood Tribe for eight years also was Grand Chief of Treaty 7 for five years. Chris managed all the health facility and programs for his reserve and was the financial Comptroller for eight years. Chris’s experience allows IGEN the opportunity to create a First Nations all encompassing communications platform that would be joint- ventured with IGEN.

· 1986-1996 Senior Executive Officer Blood Tribe Department of Health Inc.

· 1983 -1992 Consultant Self employed

· 1975 –1983 Financial Comptroller Blood Tribe Administration

· 1973-1975 Accountant Edmonton Power

· Certified Management Accounting (4th Level) 1973-1975, Society of Industrial Accountants

· Business Administration (Accounting) 1973 University of Alberta

· Business Administration 1966 Lethbridge Community College

· Canadian College of Health Service Executives 1995

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

Elliot H. Levine

Elliot H. Levine is Managing Member of Levine & Seltzer, LLP, Certified Public Accountants, based in New York City, a firm he co-founded in 1992. Levine & Seltzer provides a wide range of tax and accounting services. Clients include high net worth individuals and businesses in publishing, media, retail, manufacturing, hedge funds and securities trading. The firm also represents professionals who own in excess of $2 billion in real estate.

Elliot Levine graduated from Queens College in 1975. He became a Licensed Certified Accountant in 1978. Mr. Levine began his work experience in 1975 at Arthur Young & Co. In 1980 he was employed as Tax Manager at Margoln Winer & Evans, CPA's. From 1981 to 1992 he was Director of Taxes at Leslie Sufrin & Co. a mid-sized New York accounting firm. Mr. Levine has particular expertise in the media and publishing industries and in the real estate world. He is frequently retained as a consultant in structuring accounting and tax related aspects of acquisitions and dispositions.

Mr. Levine is a director of Gyrodyne, Inc. (GYRO), a publically traded real estate investment trust on the NASDAQ. He is also a member of the Investment, Audit and Nominating Committees of Gyrodyne.

William E. Casselman

William E. Casselman, II is a founding partner of Waldron & Casselman and Of Counsel to Nealon & Associates, P.C., both law firms located in Alexandria, Virginia.  Mr. Casselman represents U.S. and foreign clients on business and government matters, including commercial transactions, government contracts and federal lobbying. He is particularly experienced in international business, trade and finance matters.  Much of his practice over the years has been devoted to technology issues, working with a wide variety of companies in the information technology and telecommunications industries.

Prior to entering private practice, Mr. Casselman served for over 10 years in appointed positions within the Executive and Legislative Branches of the U.S. Government, culminating with his appointment by President Ford as Counsel to the President, after serving as Legal Counsel to Vice President Ford.  During his government service, starting as Legislative Assistant to a senior Member of Congress on the House Judiciary and Government Operations committees, Mr. Casselman first became involved with emerging computer technologies and advanced telecommunications.  As General Counsel of the General Services Administration, where he directed the work of more than 200 lawyers and paralegals, his office was responsible for legal oversight of the Federal Telecommunications System, the principal communications network of the U.S. government, and the award of major computer systems and other IT contracts.

Apart from his law practice, Mr. Casselman has served as a consultant or principal with U.S. and foreign companies in the development of several IT and telecom ventures.  Among others, these include overseas fibre optic and wireless voice and data projects; distribution of the world's first mobile, wireless electronic funds transfer/point-of-sale device; commercialization of broadband-over-power-line technologies; marketing of optical data storage devices; and the sale of enterprise software for information management.

Mr. Casselman also has several years of experience in satellite data communications projects relating to the oil and gas industry, in particular, efforts to monitor exploration and production equipment using the ORBCOMM System™ of Low-earth Orbit ("LeO") satellites.  In addition, he has worked on projects involving development of active signal processing of seismic data and other oil and gas technologies, as well as participating in leasing and drilling programs.

Mr. Casselman has been active in various public service capacities, having served as a Founding Trustee of the Gerald R. Ford Museum; Board Member, The George Washington Law Association; Board Member, Foundation for International Business Education and Research; Member, Committee on Legal Services, National Trust for Historic Preservation; and Counsel and Fellow at the Georgetown University National Center for Export-Import Studies, also having served as a Lecturer on international business at the University's School of Business.  For two years, he was the host and moderator of the "International Trade Talk" segment of "Small Business Digest," a public cable television program broadcast in the Washington, DC area and other local markets.

Mr. Casselman maintains a continuing interest in national Republican politics, and previously served in the campaigns and/or administrative transition offices of Presidents Richard Nixon, Gerald Ford, Ronald Reagan and George H. W. Bush and Presidential candidates Robert Dole and Lamar Alexander.

Mr. Casselman holds a B.A. in Government from Claremont McKenna College and a J.D. from The George Washington University Law School. He is a recipient of GWU's Distinguished Achievement Award, the University's highest alumni honor. Mr. Casselman also attended the Universidad de Madrid.  He is a member of the bars of the District of Columbia and Virginia.

James Pasco

James Pasco is the Executive Director of the National Fraternal Order of Police (FOP), with over 324,000 members. FOP is the oldest and largest police organization in the United States. In this position, Mr. Pasco is responsible for all operations of the Washington, D.C. office, including all legislative initiatives and oversight of programs/policies that impact police officers across the country.

Mr. Pasco is also Principal Partner of the consulting firm, Jim Pasco & Associates. He has been a legislative and media consultant with over 28 years of experience within the federal government.

Jim Pasco served in the United States Army from 1965 to 1967. He began his federal career with the United States Customs Service in 1968. In 1970 he joined the Bureau of Alcohol, Tobacco and Firearms (ATF). During his tenure with ATF, he ascended to the Senior Executive Service and held a number of key managerial positions, including Chief, Procedures Branch; Chief, Strategic Planning; and Chief, Alcohol Import-Export Branch. Mr. Pasco retired from the ATF in 1995 after serving 11 years as the Assistant Director for Congressional and Media Affairs.

At the request of the President, Mr. Pasco served on the Bush-Cheney Transition Advisory Committee. He has been appointed to numerous boards and committees, including a Presidential appointment to the Federal Salary Council; the United States Marshalls Service Advisory Board on Judicial Security; the National Center for Missing and Exploited Children and the Civilian Police International Board of Advisors.

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

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to IGEN Networks Corp. 1100 H Street NW, Suite 920, Washington, DC, 20005 .

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

Item 11.  Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for the Company’s officers for the fiscal years ended December 31, 2010, 2009, and 2008. No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						AWARDS		PAYOUTS	All Other Compen- sation
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Robert Nealon	Director,	2010 2009 2008	$0 $0 $0	0 0 0	0 0 0	500,000 0 0	500,000 0 0	0 0 0	0 0 0
Monty Ormsby	Director,	2010 2009 2008	$0 $0 $0	0 0 0	0 0 0	150,000 0 0	350,000 0 0	0 0 0	0 0 0
Richard Gilbertson	Director,	2010 2009 2008	$0 $0 $0	0 0 0	0 0 0	500,000 0 0	200,000 0 0	0 0 0	0 0 0

Chris Shade	Director,	2010 2009 2008	$0 $0 $0	0 0 0	0 0 0	250,000 0 0	0 0 0	0 0 0	0 0 0
Michael Grudman[1]	Director, and Chief Financial Officer	2010 2009 2008	$0 $0 $0	0 0 0	0 0 0	400,000 0 0	0 0 0	0 0 0	0 0 0
John Moore[2]	Director, and Chief Financial Officer	2010 2009 2008	$0 $0 $0	0 0 0	0 $22,500 0	0 0 0	0 0 0	0 0 0	0 0 0
James Fitzpatrick[3]	Director, and Chief Executive Officer	2010 2009 2008	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) (2) (3)

Mr. Grudman was the CFO and director until his resignation on July 5, 2010

Mr. Moore was the CFO and director until his resignation on March 5, 2010.

Mr Fitzpatrick was the President and director until he deceased in December 2010

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers during our fiscal year ended December 31, 2010, or any prior year as illustrated in the following table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Robert Nealon Director and chairman	500,000	n/a	n/a	n/a
Monty Ormsby Director and President	350,000	n/a	n/a	n/a
Richard Gilbertson Director and CFO	200,000	n/a	n/a	n/a
Chris Shade Director	Nil	n/a	n/a	n/a

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our executive officers for our fiscal year ended December 31, 2010:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name	Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Robert Nealon Director and chairman	NIL	NIL	NIL/NIL	$NIL/ $NIL
Monty Ormsby Director and President	NIL	NIL	NIL/NIL	$NIL/ $NIL
Richard Gilbertson Director and CFO	NIL	NIL	NIL/NIL	$NIL/ $NIL
Chris Shade Director	NIL	NIL	NIL/NIL	$NIL/ $NIL

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors, and the Company does not have a stock option plan.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company during the fiscal year ended December 31, 2010, however fees of $44,106 were accrued for invoices from a company controlled by the Chariman pursuant to legal services performed during the year.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company during the fiscal year ended December 31, 2010, including under any securities purchase or other program.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2010. All information provided herein should be read in conjunction with the tables provided below.

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

During the year ended December 31, 2010 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.  However, subsequent to year end, and further to Company’s primary focus to acquire and develop innovative proprietary technologies, the company engaged three consultants for corporate development and consulting, namely Ron Loudoun, Stuart Brame and Pro-Act Management Inc., and issued each consultant 550,000 restricted shares on February 15, 2010. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary, Fee Accrual: At present we do not have a salary structure for employees and Executives. Base salaries may be established as necessary. However, fees in the amount of $81,000 were accrued for consulting fees in the year ended December 31, 2010. During the year ended December 31, 2010 none of our Named Executive Officers received a salary.

Stock Awards: A portion of compensation paid to our executives will be equity based.  We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. Stock compensation awards were granted during the year ending December 31, 2010 as follows.

Monty Ormsby –

150,000 common shares

Michael Grudman –

400,000 common shares

Robert Nealon

500,000 common shares

Richard Gilbertson

500,000 common shares

Chris Shade

250,000 common shares

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

The table is based upon information provided by our directors and executive officers.

Amount and nature of beneficial ownership as of the date of this filing:

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Robert Nealon Director, Chairman	119 North Henry Street, Alexandria, Virginia, 22314	1,000,000	7.4%
Monty Ormsby Director, President	5605 Indigo Bay Way, Las Vegas, Nevada, 89131	500,000	3.7%
Richard Gilbertson Chief Financial Officer	408 West Palm Aire Drive, Pompano Beach, Florida, 33069	700,000	5.2%
Chris Shade Director	5512 – 4th St NW, Calgary, Alberta, Canada T0K 0K0	250,000	1.9%
Machlink Inc.[1] Principal Shareholder	321 Port St. Charles, St. Peters, Barbados	2,000,000	14.9%
Directors and Officers as a Group (2 persons)		2,450,000	18.2%

1  Machlink Inc. is a private company controlled by Lyle Ewanchuk

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than as set forth in this item, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation S-K had or is to have a direct or indirect material interest.

There have been the following related party transactions during the past two years:

Date	Related Person/Relationship	Description of Transaction

Feb-10	Monty Ormsby/Director & President	150,000 common shares for compensation

Feb-10	Michael Grudman/Director & CFO	400,000 common shares for compensation

Mar-10	Bio Business Development Corp. International Ltd. Principal Shareholder	3,000,000 common shares for future rights acquisition

Apr-10	Machlink Inc. Principal Shareholder	2,000,000 common shares for license agreement

May-10	Bio Business Development Corp. International Ltd. Principal Shareholder	3,000,000 common shares and MOU cancelled

May-10	Richard Gilbertson/Director & CFO	500,000 common shares for compensation

May-10	Chris Shade/	250,000 common shares for compensation

Jul-10	Robert Nealon/Director & Chairman	500,000 common shares for compensation

Item 14.  Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended December 31, 2010, 2009 and 2008, respectively, are set forth in the table below:

Fee Category	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Audit fees (1)	$ 17,360	$ 14,475	$ 13,000
Audit-related fees (2)	0	0	0
Tax fees (3)	0	0	0
All other fees (4)	0	0	0
Total fees	$ 17,360	$ 14,475	$ 13,000

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

 - Balance Sheet

 - Statement of Operations

 - Statement of Cashflows

 - Statement of Stockholder’s Equity (Deficit)

(2) Financial Statement Schedules - none

(3) Exhibits

The following Exhibits are being filed with this report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description
2.1 2.2 2.3 2.4 10.1 10.2 10.3 16.1 31.1 & 31.2	Footnote a) Footnote a) Footnote b) Footnote c) Footnote d) Footnote e)

Articles of Incorporation

Bylaws

Articles of Amendment

Articles of Amendment

Memorandum of Understanding

Memorandum of Understanding

Distribution License Agreement as amended with MachLink Inc.

Change of Certifying Accountant

Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer.

32.1 & 32.2		Rule 1350 Certification of Chief Executive and Financial Officer.

(a)

Incorporated by reference from Form SB-2 Registration Statement filed on April 4, 2007

(b)

Incorporated by reference from Form 10-K Registration Statement filed on April 15,2010

(c)

Incorporated by reference from Form 10-K Registration Statement filed on April 15,2010

(d)

Incorporated by reference from Form 8K Current Report filed on September 29, 2010

(e)

Incorporated by reference from Form 8K Current Report filed on March 3, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN NETWORKS CORP.

(Registrant)

By: /s/ Monty Ormsby

Monty Ormsby,

Director and President

Date: April 11, 2011

By: /s/ Richard Gilbertson

Richard Gilbertson,

Director and CFO

Date: April 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Monty Ormsby

Monty Ormsby,

Director and President

Date: April 11, 2011

By: /s/ Richard Gilbertson

Richard Gilbertson,

Director and CFO

Date: April 11, 2011

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

April 11, 2011
/s/ Monty Ormsby
Monty Ormsby
President, Chief Executive Officer

CERTIFICATIONS OF CFO PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Exhibit 31.2

CERTIFICATIONS

I, Richard Gilbertson , certify that

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

April 11, 2011

/s/ Richard Gilbertson
Richard Gilbertson
Chief Financial Officer

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

By:	/s/ Monty Ormsby

Name:	Monty Ormsby

Title:	Chief Executive Officer

Date:	April 11, 2011

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

By:	/s/ Richard Gilbertson

Name:	Richard Gilbertson

Title:	Chief Financial Officer

Date:	April 11, 2011

[A signed original of this written statement required by Section 906 has been provided to Igen Networks Corp. and will be retained by Igen Networks Corp. and furnished to the Securities and Exchange Commission or its staff upon request.]