Form 10-Q
period 2011-03-31
IGEN NETWORKS CORP
filed 2011-05-19
CIK 1393540

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock, par value $.001 per share, outstanding as of May 17, 2011 was 11,436,427.

                                 C O N T E N T S

                                                                       Page

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F11

Part II. OTHER INFORMATION

Item 1.  Financial Statements

The Company’s interim financial statements for the three months ended March 31, 2011 are included herewith.

IGEN NETWORKS CORP.

Financial Statements

For the Three Months ended March 31, 2011

SUITE 1850 1066 WEST HASTINGS STREET VANCOUVER, BC V6E 3X2

T: 604.683.3850 F: 604.688.8479	ACAL GROUP CHARTERED ACCOUNTANTS PCAOB & CPAB Registrant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IGEN Networks Corp.

We have reviewed the accompanying balance sheet of IGEN Networks Corp. as of March 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month period ended March 31, 2011. These financial statements are the responsibility of the company’s management.

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

Signed “ACAL GROUP” Chartered Accountants

Vancouver, British Columbia May 17, 2011

IGEN NETWORKS CORP.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Uaudited)	(Audited)
	March 31,	December 31,
	2011	2010
Assets
Current
Cash	$ 2,289	$ 746
	2,289	746

Technology License (note 3)	1,767,000	1,767,000

Total Assets	$ 1,769,289	$ 1,767,746

Liabilities and Shareholder's Equity
Current liabilities
Accounts payable	$ 241,056	$ 173,378
Accrued liabilities	1,500	10,000
Shareholder's loans	194,770	204,954
Due to related party (note 5)	287,000	287,000
	724,326	675,332

Shareholders’ Equity (Deficit)
Capital Stock (note 4)
Authorized - 375,000,000 common shares with $0.001 par value
Issued and outstanding - 11,436,427	11,436	11,436
Additional paid-in capital	4,480,770	4,480,770
Deficit accumulated during the development stage	(3,447,243)	(3,399,792)
	1,044,963	1,092,414
	$ 1,769,289	$ 1,767,746

Approved on Behalf of the Board

"Monty Ormsby"	Director

"Richard Gilbertson"	Director

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)
	Three Months Three Months		Cumulative Totals
	Ended	Ended	from Inception
	March 31	March 31	(November 14, 2006)
	2011	2010	to Mar 31, 2011

Expenses
Advertising expense	$ -	$ -	$ 20,000
Consulting and business development fees	40,500	99,000	1,388,929
Interest expense	-	-	20,000
Management fees (Note 5)	-	33,000	933,000
Professional fees	2,500	26,310	218,241
Stock-based compensation (note 4c)	-	-	716,656
Transfer agent & filing fees	4,011	2,671	24,242
Travel and accommodation	390	-	81,559
General and administrative	50	2,760	44,616
	47,451	163,741	3,447,243

Net Income (Loss) Applicable to Common	$ (47,451)	$ (163,741)	$ (3,447,243)
Shares

Net Loss per Basic and Diluted Shares	$ (0.004)	$ (0.05)

Weighted Average Number of Common
Shares Outstanding	11,436,427	3,580,500
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)
	Three Months	Three Months	Cumulative Totals
	Ended	Ended	from Inception
	March 31	March 31	(November 14, 2006)
	2011	2010	to Mar 31, 2011
Cash Flows from Operating Activities
Net loss	$ (47,451)	$ (163,741)	$ (3,447,243)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Increase (decrease) in accounts payable and accrued liabilities	59,179	(199,101)	242,557
Increase (decrease) in shareholder's loans	(10,184)	36,830	194,770
Shares issued for services	-	132,000	1,859,500
Shares issued for settlement of debt	-	195,000	195,000
Stock-based compensation	-	-	716,656

Net cash used in operating activities	1,543	988	(238,761)

Cash Flows from Investing Activities
Acquisition of technology license	-	-	(467,000)
Net cash provided from investing activities	-	-	(467,000)

Cash Flows from Financing Activities
Common stock issued for cash	-	-	421,050
Proceeds received from loans - related parties	-	-	287,100
Payments made on loans - related parties	-	-	(100)

Net cash provided by financing activities	-	-	708,050

Net Increase (Decrease) in cash	1,543	988	2,289

Cash, Beginning of Period	746	33	-

Cash, End of Period	$ 2,289	$ 1,021	$ 2,289

Supplemental Cash Flow Information
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
Non-cash operating, financing and investing activities
Shares issued for services	$ -	$ 132,000	$ 1,829,500
Shares issued for technology	$ -	$ 195,000	$ 1,300,000
Shares issued for settlement of debt	$ -	$ -	$ 195,000
The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statement of Stockholder's Equity (Deficit)
(expressed in U.S. dollars)
(unaudited)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash:
- November 14, 2006	853,300	853	16,197	-	17,050
- November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-		(1,288)	(1,288)
Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762

Net loss	-	-		(46,112)	(46,112)
Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650

Net loss	-	-		(46,414)	(46,414)
Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)

Net loss	-	-		(322,577)	(322,577)
Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)

Common shares issued for services
on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt
on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology
(in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology
on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash
on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held
(in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services
on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services
on Jul 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services
on Jul 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted
on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash
on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services
on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	$ 11,436	$ 4,480,770	$ (3,399,792)	$ 1,092,414

Net loss	-	-	-	(47,451)	(47,451)
Balance March 31, 2011	11,436,427	$ 11,436	$ 4,480,770	$ (3,447,243)	$ 1,044,963

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2011

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to develop and expand its broadband licensed technology.  As at March 31, 2011, the Company has a working capital deficit of $722,037 (December 2010 - $674,586) and has accumulated losses of $3,447,243 (December 2010 - $3,399,792) since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operation of next year.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Consolidation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2010. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management’s opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2011

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2011

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2011

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Principles (continued)

h)

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

i)

Comprehensive loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

k)

Impairment of Intangible and Other Long-lived Assets

The Company periodically evaluates the carrying value of intangible and other long-lived assets. Impairment losses are recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exits, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Based on its review, the Company believes there were no impairments of its intangible and other long-lived assets as of March 31, 2011 and 2009.

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

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2011

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

b)

During the three months ended March 31, 2011, the company did not issue any common shares. As at March 31, 2011, the Company had 11,436,427 shares issued and outstanding.

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

As at March 31, 2011, the Company had 2,000,000 (March 31, 2010 – Nil) options available for issuance under the plan.  Continuity of the options outstanding to purchase common shares is as follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Options	Exercise	Options	Exercise
		price		price
Outstanding at beginning of period	2,000,000	$ 0.70	-	$ -

Transaction during the year
Granted	-	-	-	-
Forfeited/Cancelled	-	-	-	-

Outstanding at end of period	2,000,000	$ 0.70	-	$ -

IGEN Networks Corp

(A Development Stage Company)

Notes to Financial Statements

For the Three Months ended March 31, 2011

(expressed in U.S. dollars)

4.     Stockholders' Equity (Deficit) - continued

 c) Stock Options – continued

The following summarizes information on the stock option outstanding at March 31, 2011.

Range of Exercise Prices ($)	No. of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price ($)
0.70	2,000,000	2.50	0.70

5.     Related Party Transactions

The amount due to a related party as of March 31, 2011 of $287,000 (December 31, 2010 - $287,000) is owing to a shareholder of the Company. The loan includes $20,000 prepaid interest and secured by the certain assets of the Company. The loan was due and payable on November 27, 2010, which was extended to July 1, 2011.

During the three months ended March 31, 2011, the Company incurred $Nil (March 31, 2010 - $33,000) in management fees to directors and officers of the Company in the form of share issuances.

The above transactions have been recorded at exchange amount which is the amount of consideration established and agreed to by the related parties.

6.     Shareholders’ loans

The amounts due to shareholders of the Company as of March 31, 2011 of $194,770 (December 31, 2010 - $204,954) are without interest, unsecured and due on demand.

7.     Subsequent Event

On May 9, 2011, the Company signed into an updated letter of intent to enter into a business combination with Machlink. The letter of intent is subject to the successful completion of a definitive agreement.

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of IGEN Networks Corp. (“IGEN”,“We” or the “Company”), for the three months ended March 31, 2011 should be read in conjunction with the March 31, 2011 Financial Statements and the related Notes. These documents are available at www.edgar.com and www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol IGEN. The effective date of this report is May 17, 2011.

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

Results of Operations – IGEN Networks Corp.

Three months ended March 31, 2011

During the three months ended March 31, 2011 the Company recorded a net loss of $47,451 as compared to a net loss of $163,741 for the three months ended March 31, 2010, for a decrease in net losses of $116,290. The net loss represents $0.004 per common share (March 2010 - $0.05 loss per share).

The Company incurred $47,451 in expenses which consist of: consulting fees of $40,500 (2010 - $99,000), professional fees of $2,500 (2010 - $26,310), travel and accommodation of $390, transfer agent and filing fees of $4,011, and general administrative of $49.

The Company has not yet generated any revenues and our ability to expand and develop its intellectual properties is dependent, in large part, upon our raising additional equity financing

Liquidity and Capital Resources

As of March 31, 2011, IGEN had total liabilities of $724,326, which are all current liabilities, and is an increase of $48,994 as compared to $675,332 liabilities recorded at December 31, 2010. The increase in liabilities is due primarily to an increase in accounts payable.

The Company's total assets at March 31, 2011, consisted of $2,289 in current assets and $1,767,000 in capital assets. The current assets are comprised of cash, which increased by $1,543 from $746 as at December 31, 2010. The capital assets consist $1,767,000 in technology license rights which includes $467,000 in cash payments and $1,300,000 by issuance of 2,000,000 common shares at $0.65 per share. The Company had a working capital deficiency of $722,037 at March 31, 2011 compared to a working capital deficiency of $674,586 as of December 31, 2010.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of March 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is not a party to any legal proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company did not issue any shares, and the common stock issued and outstanding at the three months ended March 31, 2011 was 11,436,427.

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

DATE: May 17, 2011

By: /s/ MONTY ORMSBY

----------------------

Monty Ormsby, President, Director