Form 10-Q
period 2011-06-30
IGEN NETWORKS CORP
filed 2011-08-18
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549 FORM 10-Q

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $.001 per share, outstanding as of August 12, 2011 was 11,436,427.

Item 1.  Financial Statements

The Company’s interim financial statements for the three and six months ended June 30, 2011 are included herewith.

IGEN NETWORKS CORP.
Financial Statements
For the Three and six Months ended June 30, 2011
(Unaudited)

IGEN NETWORKS CORP.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited) June 30, 2011	(Audited) December 31, 2010
Assets
Current
Cash and cash equivalents	$5,780	$746
	5,780	746

Investment: Technology License (note 3)	1,767,000	1,767,000

Total Assets	$1,772,780	$1,767,746

Liabilities and Shareholder's Equity
Current liabilities
Accounts payable	$234,696	$173,378
Accrued liabilities	1,500	10,000
Shareholder's loans	199,770	204,954
Due to related party (note 5)	321,088	287,000
	757,054	675,332

Shareholders’ Equity (Deficit)
Capital Stock (note 4) Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding - 11,436,427	11,436	11,436
Additional paid-in capital	4,480,770	4,480,770
Deficit accumulated during the development stage	(3,476,480)	(3,399,792)
	1,015,726	1,092,414
	$1,772,780	1,767,746

Approved on Behalf of the Board

"Monty Ormsby"	Director

"Richard Gilbertson"	Director

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		November 14, 2006 (Date of Inception)
	2011	2010	2011	2010	to June 30, 2011

REVENUE	$0	$0	$0	$0	$0

EXPENSES
Advertising	0	0	0	-	20,000
Business development	25,000	770,000	65,500	869,000	1,413,929
Management fees	0	577,500	0	610,500	933,000
Professional fees	2,000	3,532	4,500	29,842	220,241
Stock based compensation	0	0	0	0	716,656
Transfer agent and filing	3,476	13,863	7,488	16,534	27,718
Travel and accommodation	0	16,246	390	16,246	81,559
General and administrative	97	10,635	146	13,395	44,713
Total Expenses	30,573	1,391,776	78,024	1,555,517	3,457,816

Net loss from Operations before Other Items:	(30,573)	(1,391,776)	(78,024)	(1,555,517)	(3,457,816)
Foreign exchange	1,336	0	1,336	0	1,336
Interest on debt	0	0	0	0	(20,000)

Net loss before income tax	(29,237)	(1,391,776)	(76,688)	(1,555,517)	(3,476,480)

Provision for income tax	0	0	0	0	0

Net Loss	$(29,237)	$(1,391,776)	$(76,688)	$(1,555,517)	$(3,476,480)

Basic and diluted loss per share	$(0.00)	$(0.16)	$(0.01)	$(0.22)

Weighted average number of shares outstanding	11,436,427	8,869,786	11,436,427	7,184,506

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Cumulative Totals from Inception November 14, 2006 to June 30, 2011
Cash Flows from Operating Activities
Net loss	$(76,688)	$(1,555,517)	$(3,476,480)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Increase (decrease) in accounts payable and accrued liabilities	52,818	(348,798)	236,196
Increase (decrease) in shareholder's loans	(5,184)	75,737	199,770
Shares issued for services	-	1,479,500	1,859,500
Shares issued for settlement of debt	-	195,000	195,000
Stock-based compensation	-	-	716,656

Net cash used in operating activities	(29,054)	(154,078)	(269,358)

Cash Flows from Investing Activities
Acquisition of technology license	-	(50,000)	(467,000)
Net cash provided from investing activities	-	(50,000)	(467,000)

Cash Flows from Financing Activities
Common stock issued for cash	-	210,000	421,050
Proceeds received from loans - related parties	34,088	-	321,188
Payments made on loans - related parties	-	-	(100)
Net cash provided by financing activities	34,088	210,000	742,138

Net Increase (Decrease) in cash	5,034	5,922	5,780

Cash, Beginning of Period	746	33	-

Cash, End of Period	$5,780	$5,955	$5,780

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash operating, financing and investing activities
Shares issued for services	$-	$1,479,500	$1,859,500
Shares issued for technology	$-	$1,300,000	$1,300,000
Shares issued for settlement of debt	$-	$195,000	$195,000

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statement of Stockholder's Equity (Deficit)
(expressed in U.S. dollars)
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception November 14, 2006	$-	$-	$-	$-	$-
Common stock issued for cash - November 14, 2006	853,300	853	16,197	-	17,050
Common stock issued for cash - November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-		(1,288)	(1,288)
Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762

Net loss	-	-		(46,112)	(46,112)
Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650

Net loss	-	-		(46,414)	(46,414)
Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)

Net loss	-	-		(322,577)	(322,577)
Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)

Common shares issued for services on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology (in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held (in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services on July 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services on July 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	$11,436	$4,480,770	$(3,399,792)	$1,092,414

Net loss	-	-	-	(76,688)	(76,688)
Balance June 30, 2011	11,436,427	$11,436	$4,480,770	$(3,476,480)	$1,015,726

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Six Months ended June 30, 2011
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and to develop and expand its broadband licensed technology.  As at June 30, 2011 the Company has a working capital deficit of $751,274 (December 2010 - $674,586) and has accumulated losses of $3,476,480 (December 2010 - $3,399,792) since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operation over the next twelve months.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the foreseeable future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Basis of Presentation and Consolidation

The accompanying unaudited financial statements of the Company have been prepared in conformance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements should be read in conjunction with the financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2010. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management’s opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

b) Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Six Months ended June 30, 2011
(expressed in U.S. dollars)

2. Summary of Significant Accounting Policies (continued)

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

The fair values of cash, accounts payable and accrued liabilities and shareholder’s loans approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Financial instrument that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

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
For the Six Months ended June 30, 2011
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

Deferred taxes are provided on a liability method whereby operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable or deductible temporary.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

g) Changes in Accounting Policies and Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  Under FASB ASC 105 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or cash flows.

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

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Six Months ended June 30, 2011
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

In April 2009, an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the assets or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009.
The adoption of this guidance did not impact the Company’s results of operations, financial position or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not impact the Company’s results of operations, financial position or cash flows.

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

(h) Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

i) Comprehensive loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j) Stock Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock based awards which requires various judgmental assumptions including estimating stock price, volatility and expected life.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Six Months ended June 30, 2011
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

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

k) Impairment of Intangible and Other Long-lived Assets

The Company periodically evaluates the carrying value of intangible and other long-lived assets. Impairment losses are recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exits, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Based on its review, the Company believes there were no impairments of its intangible and other long-lived assets as of June 30, 2011.

3. Technology License

On May 7, 2010, and amended September 28, 2010, the Company obtained an exclusive license from Machlink Inc. (“Machlink”), for rights to its proprietary technology in wireless broadband Internet, pursuant to a memorandum of understanding the parties entered into on April 13, 2010. The License is for a period of ten years, renewable in ten year increments thereafter. Under the amended agreement, IGEN is exclusively licensed to sell, distribute, sub-license and market Machlink’s System, Platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis.

In consideration, the Company issued two million common shares on April 13, 2010, pertaining to the memorandum of understanding, and carried this consideration forward in the signing of the May 7, 2010 license agreement and the amended agreement dated September 28, 2010. Two million common shares of the Company were issued at fair value of $0.65 per share and recorded at $1,300,000. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This is in addition to the $200,000 consideration paid to Machlink under the terms of the original May 7, 2010 agreement, composed of $50,000 on agreement, $50,000 paid on July 23, 2010 and $100,000 paid on September 17, 2010. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

On May 9, 2011, the Company signed into an updated letter of intent to enter into a business combination with Machlink. The letter of intent is subject to the successful completion of a definitive agreement.

4. Stockholders' Equity (Deficit)

a) All references to issued and outstanding shares in these financial statements are shown as post forward and reverse splits as if the splits had been effective at the beginning of the first period presented.

b) Upon incorporation in November 2006, the Company issued 853,300 shares of its common stock for $17,050 in cash pursuant to a private offering. Also in November 2006, the Company issued 2,200 shares of its common stock for $44,000 in cash.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Six Months ended June 30, 2011
(expressed in U.S. dollars)

4.     Stockholders' Equity (Deficit) (continued)

c) The Company approved a 5:1 forward split of the Company’s common stock October 15, 2008, such that each shareholder of record as of the effective date received five new shares for each one old share.

The Company approved a 1:100 reverse split of the Company’s common stock May 18, 2009 such that each shareholder of record as of the effective date received one new share for one hundred old shares.

d) During the six months ended June 30, 2011, the Company did not issue any common shares. At June 30, 2011 the Company had 11,436,427 shares of common stock  issued and outstanding.

e) Stock Options: On July 15 2010, the Company granted two million incentive stock options to various directors, officers, advisors and consultants.  The stock options are exercisable at a rate of $0.70 per share over a period of three years. The Company calculated the value of the stock options using the Black & Scholes model and recorded $716,656 as stock based compensation. Assumptions used in the option pricing model were as follows:           average risk-free interest rate – 2.56%; expected life – 3 years; expected volatility – 189.45%; and                 expected dividends – nil.

At June 30, 2011 the Company had 2,000,000 (June 30, 2010 – Nil) options available for issuance under the plan. Continuity of the options outstanding to purchase shares of common stock is as follows:

	2011		2010
	Options	Weighted Average Exercise price	Options	Weighted Average Exercise price
Outstanding at beginning of period	2,000,000	$0.70	-	$-

Transaction during the year:
Granted	-	-	-	-
Forfeited/Cancelled	-	-	-	-

Outstanding at end of period	2,000,000	$0.70	-	$-

The following summarizes information on the stock options outstanding at June 30, 2011.

Range of Exercise Prices ($)	No. of Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price ($)
0.70	2,000,000	2.50	0.70

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Six Months ended June 30, 2011
(expressed in U.S. dollars)

5.     Related Party Transactions

The amount due to a related party June 30, 2011 of $321,088 (December 31, 2010 - $287,000), includes a $20,000 interest payment and is owing to a shareholder of the Company. The loan is secured by certain assets of the Company and was due and payable on November 27, 2010, extended to July 1, 2011 and currently under negotiation.

During the six months ended June 30, 2011, the Company incurred $Nil (June 30, 2010 - $610,500) in management fees to directors and officers of the Company in the form of share issuances.

The above transactions have been recorded at exchange amounts for the amount of consideration established and agreed to by the related parties.

6.     Shareholders’ loans

The amounts due to shareholders of the Company as of June 30, 2011 of $199,770 (December 31, 2010 - $204,954) are without interest, are unsecured and are due on demand.

7.     Contingency

Pursuant to the Machlink technology license purchase outlined in Note 3, the Company is committed to pay a platform fee at the rate of 3% of gross revenue for any systems deployed through its efforts.

8.     Subsequent Event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion and analysis of the operations, results, and financial position of IGEN Networks Corp. (“IGEN”, “We” or the “Company”), for the six months ended June 30, 2011 should be read in conjunction with the June 30, 2011 financial statements and the related notes. These documents are available at www.edgar.com and www.sedar.com. The Company is quoted by FINRA on the OTC BB under the symbol IGEN. The effective date of this report is August 12, 2011.

Corporate Organization

The Company was incorporated in the State of Nevada on November 14, 2006 under the name of Nurse Solutions Inc.  On September 19, 2008 the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO.  On May 26, 2009, the Company changed its name to Igen Networks Corp. and in accordance with the name change, the Company's common stock was assigned 45172B 10 2 as its new Cusip number. The Company's trading symbol was changed to IGEN effective June 30, 2009.  The Company’s fiscal year end is December 31.

IGEN Networks is in the business of providing high-speed Internet, Phone and Data services to rural communities in areas up to a radius of 30 miles from a main broadband connection, at a fraction of the cost of competing technologies. IGEN's licensed technology, developed by Machlink, uses near line-of-sight radio in the UHF band to deliver signals from the Company's radio masts to customer premises. The market for high-speed Internet has been proven as an essential part of education, social interaction, the delivery of goods and services (including government goods and services) and financial matters. It has become an essential part of the fabric of life for most countries. The Company will compete for the sale of its services on the basis of quality of service and technology in these mostly rural areas. The current network design is capable of offering download speeds of up to 12 Mbps (typically 7) and upload speeds of up to 1.5 Mbps. IGEN Networks Corp. aims to offer consumers a choice of 3 High Speed Internet, Voice and Data packages to suit various levels of service, from the very basic internet and voice requirements to heavy-use requirements.

The Company’s head office is located at 1100 H Street NW, Suite 920, Washington, DC, 20005, phone (202) 507-3391. The Company is also reviewing other global locations to service the build out of our distribution network.

Directors and Officers

Robert Nealon – Chairman of the Board - Mr. Nealon is the Principal Attorney in Nealon & Associates, P.C., a Washington, D.C. based law and government relations firm. He has been practicing law for twenty-seven years and has achieved an AV rating from Martindale-Hubbell, the leading rating bureau for the legal profession. Mr. Nealon has a B.A. from University of Rochester (1977) and M.B.A. from Rochester Institute of Technology (1978). He received his Juris Doctorate, magna cum laude, from the University of Bridgeport in 1982 and his Masters of Law in Taxation (L.L.M.) degree from Georgetown University in 1984. He is a member of the bar associations of New York State and Virginia, the American Bar Association and the Federal Bar Association. Mr. Nealon served as Adjunct Instructor of Corporate Law, George Washington University from 1985 until 2005. Mr. Nealon has been lead counsel on hundreds of commercial trials, including multi-million dollar derivative action lawsuits, security fraud and government contract fraud. He has been counsel to hundreds of corporations, including insurance affinity marketing, manufacturing and multiple financial institutions. Mr. Nealon has been active over the years in national politics and government relations.

Mr. Nealon was appointed to the Virginia Small Business Advisory Board by former Virginia Governor Warner and was reappointed to this state board by Governor Kaine through 2010 as its Chairman. Mr. Nealon is also a current appointee to the George Mason University Advisory Board for the Institute for Conflict Analysis and Resolution in Arlington, Virginia. He currently sits on the Board of the Virginia Chamber of Commerce Small Business Committee and is a Director of the Alexandria Small Business Development Corporation. He is also an active member of the U.S. Chamber of Commerce and the Democratic National Club.

Monty Ormsby, Director, President - Mr. Ormsby has had a distinguished 40 year career in all areas of business real estate development, marketing and sales, and is licensed as a California real Estate Broker. Mr. Ormsby graduated from USC with a BA degree and became a well known sports commentator in his early years in the LA region. He has also been extensively involved in many aspects of major construction projects, the film and entertainment industry and the thoroughbred racing industry, and has spent the last few years working on web based social networking for seniors. Mr. Ormsby has recently completed the development of the Senior NetworkTM, an expansive model for web-based delivery of services to seniors. Mr. Ormsby brings his experience in project financing and business growth to assist the Board of Directors in establishing a business model for success.

Richard Gilbertson, Director & CFO - Richard Gilbertson is currently President of Caribbean Call Services, headquartered in La Ceiba, Honduras, Central America. He is also president and co-owner of Offices International, an international business development company, headquartered in Belize City, Belize, Central America. He has been involved for the past 35 years in various senior management and business development positions related to the acquisition, divestiture and valuation of operating businesses and real estate

In recent years, Mr. Gilbertson has concentrated on activities in Latin America with public accounting firms, serving as Regional Manager of the International Division of Arthur Consulting Group, Inc. (formerly a division of Arthur D. Little, Inc.); Principal and Director (1984 to 1989) of Arthur Young & Company (now Ernst & Young). Prior to Arthur Young & Co., he was a valuation consultant for Stone & Webster. From 1974 to 1980 Mr. Gilbertson was vice president in charge of eastern operations with Valuation Research Corporation, a nationwide valuation-consulting firm. Mr. Gilbertson's involvement in Latin American business began in the mid 1980's through USAID sponsored privatization projects in Honduras. He later consulted on various privatization projects in El Salvador, Guatemala, Honduras and Trinidad.

Mr. Gilbertson is a graduate of Northwestern University (Evanston, Illinois) with a BS in Business Administration (Finance) and an MBA in Marketing and Transportation. He is a retired Lt. Commander in the U.S. Navy. He assumed the position of CFO and corporate compliance from Michael Grudman, who will remain as a director of the Company

Chris Shade – Director - Chris brings experience to IGEN as we build out in rural Canada with his knowledge of the First Nations across Canada and the need for sustainable telecommunications. Chris will be responsible for our Canadian rural build out. Chris was Chief of Blood Tribe for eight years also was Grand Chief of Treaty 7 for five years. Chris managed all the health facilities and programs for his reserve and was the financial Comptroller for eight years. Chris’s experience allows IGEN the opportunity to create a First Nations all encompassing communications platform that would be joint- ventured with IGEN. Mr Shade’s work history follows:
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

Elliot Levine graduated from Queens College in 1975. He became a Licensed Certified Public Accountant in 1978. Mr. Levine began his work experience in 1975 at Arthur Young & Co. In 1980 he was employed as Tax Manager at Margoln Winer & Evans, CPA's. From 1981 to 1992 he was Director of Taxes at Leslie Sufrin & Co. a mid-sized New York accounting firm. Mr. Levine has particular expertise in the media and publishing industries and in the real estate world. He is frequently retained as a consultant in structuring accounting and tax related aspects of acquisitions and dispositions.

Mr. Levine is a director of Gyrodyne, Inc. (GYRO), a publically traded real estate investment trust on the NASDAQ. He is also a member of the Investment, Audit and Nominating Committees of Gyrodyne.

William E. Casselman
William E. Casselman, II is a founding partner of Waldron & Casselman and Counsel to Nealon & Associates, P.C., both law firms located in Alexandria, Virginia.  Mr. Casselman represents U.S. and foreign clients on business and government matters, including commercial transactions, government contracts and federal lobbying. He is particularly experienced in international business, trade and finance matters.  Much of his practice over the years has been devoted to technology issues, working with a wide variety of companies in the information technology and telecommunications industries.

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

Under the terms of the MOU, the parties agreed to execute a distribution licensing agreement, and in consideration, IGEN Networks agreed to issue two million restricted common shares to Machlink, to be released in accordance with the terms and conditions of the ensuing license agreement.

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

On September 28, 2010, the Company amended the license agreement with Machlink. Under the amended agreement, IGEN is exclusively licensed to sell, distribute, sub-license and market Machlink’s System, Platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis. The License is for a period of ten years, renewable in ten year increments, thereafter. In consideration, as detailed in the amended agreement, the Company issued the two million shares on April 13, 2010, pertaining to the memorandum of understanding, and carried this consideration forward in the signing of the May 7, 2010 license agreement, and the amended agreement dated September 28, 2010. The shares were issued at fair value of $0.65 per share and recorded at $1,300,000. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This is in addition to the $200,000 consideration already paid to Machlink under the terms of the original May 7, 2010 agreement, including, $50,000 down, $50,000 paid on July 23, 2010, and $100,000 paid on September 17, 2010. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

Results of Operations – IGEN Networks Corp.

The Company has not yet generated any revenues and our ability to expand and develop its intellectual properties is dependent, in large part, upon our raising additional equity financing

Three months ended June 30, 2011
During the three months ended June 30, 2011 the Company recorded a net loss of $29,237 as compared to a net loss of $1,391,776 for the three months ended June 30, 2010, for a decrease in net losses of $1,362,539. The decrease in net loss is attributed to the reduction in management fees to $nil for the period and a substantial reduction in business development expenses.

During the three months ended June 30, 2011 the Company incurred $30,573 in expenses which consist of: business development $25,000 (2010 - $770,000), professional fees of $2,000 (2010 - $3,532), travel and accommodation of $nil (2010 - $16,246), transfer agent and filing fees of $3,476 (2010 - $13,863), and general administrative of $97 (2010 - $10,635).

Six months ended June 30, 2011
During the six months ended June 30, 2011 the Company recorded a net loss of $76,688 as compared to a net loss of $1,555,517 for the six months ended June 30, 2010, for a decrease in net losses of $1,1478,829, attributed to the reduction in management fees and in business development, and the Company incurred $78,024 in expenses which consist of: business development of $65,500 (2010 - $869,000), management fees of $nil (2010 - $610,500), professional fees of $4,500 (2010 - $29,842), and general administrative and other of $8,024 (2010 - $46,175).

Liquidity and Capital Resources

As of June 30, 2011, IGEN had total liabilities of $757,054, which are all current liabilities, and is an increase of $81,722 as compared to $675,332 liabilities recorded at December 31, 2010. The increase in liabilities is due primarily to an increase in the loan to a related party.

The Company's total assets at June 30, 2011, consisted of $5,780 in current assets and $1,767,000 in capital assets. The current assets are comprised of cash, which increased by $5,034 from $746 as at December 31, 2010.

The capital assets consist $1,767,000 in technology license rights which includes $467,000 in cash payments and $1,300,000 by issuance of 2,000,000 common shares at $0.65 per share. The Company had a working capital deficiency of $751,274 at June 30, 2011 compared to a working capital deficiency of $674,586 as of December 31, 2010.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company’s future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities. In the past, the Company has maintained minimal cash balances which were generally funded by management and shareholder loans to satisfy monthly cash requirements in the interim of continued attempts to raise external funding.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures:
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

The Company's management assessed the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of June 30, 2011, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any legal proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011 the Company did not issue any shares, and the common stock issued and outstanding at the six months ended June 30, 2011 was 11,436,427.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Identification of Exhibit
10.1	Distribution License Agreement as Amended with Machlink Inc. **
31.1	Rule 13a-14(a) Certification of Monty Ormsby, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Richard Gilbertson, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Monty Ormsby.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Richard Gilbertson.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
** filed previously with March 31, 2011 form 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGEN Networks Corp.
DATE: August 12, 2011

By: /s/ MONTY ORMSBY
Monty Ormsby, President, Director