Form 10-Q
period 2011-09-30
IGEN NETWORKS CORP
filed 2011-11-14
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

1-888-244-3650 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $.001 per share, outstanding as of November 1, 2011 was 13,028,093.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s interim financial statements for the three and nine months ended September 30, 2011 are included herewith.

IGEN NETWORKS CORP.
Financial Statements
For the Three and Nine Months ended September 30, 2011
(Unaudited)

 IGEN NETWORKS CORP.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	(Unaudited) September 30, 2011	(Audited) December 31, 2010
Assets
Current
Cash and cash equivalents	$343,165	$746
	343,165	746

Investment: Technology License (note 3)	1,767,000	1,767,000

Total Assets	$2,110,165	$1,767,746

Liabilities and Shareholder's Equity
Current liabilities
Accounts payable	$250,559	$173,378
Accrued liabilities	1,500	10,000
Shareholder's loans	149,508	204,954
Due to related party (note 5)	266,088	287,000
	667,655	675,332

Shareholders’ Equity (Deficit)
Capital Stock (note 4) Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding – 13,028,093	13,028	11,436
Additional paid-in capital	4,984,178	4,480,770
Deficit accumulated during the development stage	(3,554,696)	(3,399,792)
	1,442,510	1,092,414
	$2,110,165	1,767,746

Approved on Behalf of the Board

"Neil Chan"	Director

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		November 14, 2006 (Date of Inception) to
	2011	2010	2011	2010	September 30, 2011

REVENUE	$0	$0	$0	$0	$0

EXPENSES
Advertising	1,789	20,000	1,789	20,000	21,789
Business development	20,913	122,500	86,413	991,500	1,434,842
Management fees	12,972	250,000	12,972	860,500	945,972
Professional fees	11,494	43,810	15,994	73,652	231,735
Stock based compensation	0	716,656	0	716,656	716,656
Transfer agent and filing	2,748	1,077	10,236	17,612	30,466
Travel and accommodation	18,951	40,785	19,341	57,030	100,510
General and administrative	8,354	15,999	8,500	29,394	53,067
Total Expenses	77,221	1,210,827	155,245	2,766,344	3,535,037

Net loss from Operations before Other Items:	(77,221)	(1,210,827)	(155,245)	(2,766,344)	(3,535,037)
Foreign exchange	(995)	0	341	0	341
Interest on debt	0	0	0	0	(20,000)

Net loss before income tax	(78,216)	(1,210,827)	(154,904)	(2,766,344)	(3,554,696)

Provision for income tax	0	0	0	0	0

Net Loss	$(78,216)	$(1,210,827)	$(154,904)	$(2,766,344)	$(3,554,696)

Basic and diluted loss per share	$(0.01)	$(0.11)	$(0.01)	$(0.33)

Weighted average number of shares outstanding	11,751,825	11,065,438	11,542,715	8,470,885

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Cumulative Totals from Inception November 14, 2006 to September 30, 2011
Cash Flows from Operating Activities
Net loss	$(154,904)	$(2,766,344)	$(3,554,696)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Increase (decrease) in accounts payable and accrued liabilities	68,681	(254,593)	252,059
Increase (decrease) in shareholder's loans	(55,446)	136,084	149,508
Shares issued for services	-	1,829,500	1,859,500
Shares issued for settlement of debt	-	195,000	195,000
Stock-based compensation	-	716,656	716,656

Net cash used in operating activities	(141,669)	(143,697)	(381,973)

Cash Flows from Investing Activities
Acquisition of technology license	-	(467,000)	(467,000)
Net cash provided from investing activities	-	(467,000)	(467,000)

Cash Flows from Financing Activities
Common stock issued for cash	505,000-	360,000	926,050
Proceeds received from loans - related parties	-	287,000	287,100
Payments made on loans - related parties	(20,912)	-	(21,012)
Net cash provided by financing activities	484,088	647,000	1,192,138

Net Increase (Decrease) in cash	342,419	36,303	343,165

Cash, Beginning of Period	746	33	-

Cash, End of Period	$343,165	$36,336	$343,165

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash operating, financing and investing activities
Shares issued for services	$-	$1,829,500	$1,859,500
Shares issued for technology	$-	$1,300,000	$1,300,000
Shares issued for settlement of debt	$-	$195,000	$195,000

The accompanying notes are an integral part of these financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Statement of Stockholder's Equity (Deficit)
(expressed in U.S. dollars)
(unaudited)

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception November 14, 2006	$-	$-	$-	$-	$-
Common stock issued for cash - November 14, 2006	853,300	853	16,197	-	17,050
Common stock issued for cash - November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-		(1,288)	(1,288)
Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762

Net loss	-	-		(46,112)	(46,112)
Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650

Net loss	-	-		(46,414)	(46,414)
Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)

Net loss	-	-		(322,577)	(322,577)
Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)

Common shares issued for services on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology (in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held (in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services on July 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services on July 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	$11,436	$4,480,770	$(3,399,792)	$1,092,414

Common shares issued for cash on September 8, 2011 at $0.60 per share	91,667	92	54,908	-	55,000
Common shares issued for cash on September 12, 2011 at $0.30 per share	1,499,999	1,500	448,500	-	450,000
Net loss	-	-	-	(154,904)	(154,904)
Balance September 30, 2011	13,028,093	$13,028	$4,984,178	$(3,554,696)	$1,442,510

The accompanying notes are an integral part of these financial statements.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months ended September 30, 2011
(expressed in U.S. dollars)

1. Nature and Continuance of Operations

IGEN Networks Corp. (the “Company”) was incorporated in the State of Nevada on November 14, 2006.  The Company has been in the development stage since its formation and has not yet realized any revenue from its planned operations.  The Company’s principal business is to offer solutions to small and medium size businesses based on a Software-as-a-Service or re-occurring revenue model.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenues since inception and has never paid any dividends. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations and to develop and expand its product portfolio.  As at September 30, 2011 the Company has a working capital deficit of $324,490 (December 2010 - $674,586) and has accumulated losses of $3,554,696 since inception.  Management has plans to seek additional capital through a private placement of its common stock and possible loans from related parties to fund operations over the next twelve months.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the foreseeable future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c) Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period, including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings per share exclude all dilutive potential shares if their effect is anti-dilutive.

 IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months ended September 30, 2011
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

g) Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

 IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months ended September 30, 2011
(expressed in U.S. dollars)

2. Summary of Significant Accounting Principles (continued)

h) Changes in Accounting Policies and Recent Accounting Pronouncements

There have been no changes in our accounting policies during the period ended September 30, 2011. Please refer to our December 31, 2010 yearend financial statements included in our form 10 K annual report filed on edgar in reference to recent accounting pronouncements

i) Comprehensive loss

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

k) Impairment of Intangible and Other Long-lived Assets

The Company periodically evaluates the carrying value of intangible and other long-lived assets. Impairment losses are recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exits, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Based on its review, the Company believes there were no impairments of its intangible and other long-lived assets as of September 30, 2011.

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

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months ended September 30, 2011
(expressed in U.S. dollars)

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

d) September 8, 2011 the Company issued 91,667 shares of common stock for $55,000 cash.

e) September 12, 2011 the Company issued 1,499,999 shares of common stock for $450,000 cash.

f) Stock Options and Warrants:
On July 15, 2010 the Company granted two million incentive stock options to various directors, officers, advisors and consultants.  The stock options are exercisable at a rate of $0.70 per share over a period of three years. The Company calculated the value of the stock options using the Black & Scholes model and recorded $716,656 as stock based compensation. Assumptions used in the option pricing model were as follows:

average risk-free interest rate – 2.56%; expected life – 3 years; expected volatility – 189.45%; and  expected dividends – nil.
At September 30, 2011 the Company had nil (September 30, 2010 – 2,000,000) options available for issuance under the plan. Continuity of the options outstanding to purchase shares of common stock is as follows:

	2011		2010
	Options	Weighted Average Exercise price	Options	Weighted Average Exercise price
Outstanding at beginning of period	2,000,000	$0.70	2,000,000	$0.70

Transaction during the year:
Granted	-	-	-	-
Forfeited/Cancelled	(2,000,000)	$0.70	-	$-

Outstanding at end of period	-	$-	2,000,000	$0.70

	2011		2010
	Warrants	Weighted Average Exercise price	Warrants	Weighted Average Exercise price
Outstanding at beginning of period	0	$0	0	$0

Transaction during the year:
Granted	1,499,999	$0.45	0	$0
Forfeited/Cancelled	0	$0	0	$0

Outstanding at end of period	1,499,999	$0.45	0	$0

 IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Nine Months ended September 30, 2011
(expressed in U.S. dollars)

5.     Related Party Transactions

The amount due to a related party September 30, 2011 of $266,088 (December 31, 2010 - $287,000), includes a $20,000 interest payment made in 2010 and is owing to a shareholder of the Company. The loan is secured by certain assets of the Company and was due and payable on November 27, 2010, extended to July 1, 2011 and currently under negotiation. During the nine months ended September 30, 2011, the Company incurred $20,000 cash (September 30, 2010 - $860,500 in shares) in management fees to directors and officers of the Company.
The above transactions have been recorded at exchange amounts for the amount of consideration established and agreed to by the related parties.

The Company has agreed to pay its CEO $60,000Cdn per year pursuant to a management contract whereby the Company has granted stock options to the CEO for 1,500,000 shares of common stock at $0.30 per share exercisable for five years from the grant date.

The Company has agreed to pay its COO $60,000Cdn per year pursuant to a management contract whereby the Company has granted stock options to the C0O for 500,000 shares of common stock at $0.30 per share exercisable for four years from the grant date.

6.     Shareholders’ loans

The amounts due to shareholders of the Company as of September 30, 2011 of $149,508 (December 31, 2010 - $204,954) are without interest, are unsecured and are due on demand.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

The following discussion and analysis of the operations, results, and financial position of IGEN Networks Corp. (“IGEN”, “We” or the “Company”), for the nine months ended September 30, 2011 should be read in conjunction with the September 30, 2011 financial statements and the related notes. These documents are available at www.edgar.com and www.sedar.com. The Company is quoted by FINRA on the OTC BB under the symbol IGEN. The effective date of this report is November 7, 2011.

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

IGEN Networks is in the business of providing commercial and Software-as-a-Service (SaaS) solutions to small and medium size businesses over high-speed Internet, Phone and Data infrastructure. The company integrates early stage technologies to create compelling solutions based on a re-occurring revenue model.
The target markets are the SMBs or Small-to-Medium size businesses across North America and developing economies requiring both broadband infrastructure and the delivery of essential IT services.

The Company’s head office is located at 1100 H Street NW, Suite 920, Washington, DC, 20005, phone 1-888-244-3650. The Company has also established an office location at 102-3833 Henning Drive, Burnaby, BC, Canada.

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

 Results of Operations – IGEN Networks Corp.

The Company has not yet generated any revenues and our ability to expand and develop our intellectual properties is dependent, in large part, upon our raising additional equity financing

Three months ended September 30, 2011
During the three months ended September 30, 2011 the Company recorded a net loss of $78,216 as compared to a net loss of $1,210,827 for the three months ended September 30, 2010. The decrease in net loss is attributed to the reduction in management fees and stock based compensation for the period and a substantial reduction in business development expenses.

During the three months ended September 30, 2011 the Company incurred $77,221 in expenses which include: business development $20,913 (2010 - $122,500), professional fees of $11,494 (2010 - $43,810), travel and accommodation of $18,951 (2010 - $40,785), transfer agent and filing fees of $2,748 (2010 - $1,077), and general administrative of $8,354 (2010 - $15,999).

Nine months ended September 30, 2011
During the nine months ended September 30, 2011 the Company recorded a net loss of $154,904 as compared to a net loss of $2,766,344 for the nine months ended September 30, 2010, for a decrease in net losses attributed to the reduction in management fees, stock based compensation and business development. The Company incurred $155,245 in expenses which include: business development of $86,413(2010 - $991,500), management fees of $12,972 (2010 - $860,500), professional fees of $15,994 (2010 - $73,652), and general administrative and other of $8,500 (2010 - $29,394).

Liquidity and Capital Resources

As of September 30, 2011, IGEN had total liabilities of $667,655, which are all current liabilities, and is a decrease of $7,677 as compared to $675,332 liabilities recorded at December 31, 2010. The decrease in liabilities is due primarily to reductions in related party and shareholder loans.

The Company's total assets at September 30, 2011, consisted of $343,165 in current assets and $1,767,000 in capital assets. The current assets are comprised of cash, which increased by $342,419 from $746 as at December 31, 2010. The Company had a working capital deficiency of $324,490 at September 30, 2011 compared to a working capital deficiency of $674,586 as of December 31, 2010.

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

The Company's management assessed the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of September 30, 2011, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting:
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any legal proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2011 the Company issued the following shares:
a) September 8, 2011 the Company issued 91,667 shares of common stock for $55,000 cash.
b) September 12, 2011 the Company issued 1,499,999 shares of common stock for $450,000 cash.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit No.	Identification of Exhibit
10.1	Distribution License Agreement as Amended with Machlink Inc. **
31.1	Rule 13a-14(a) Certification of Neil Chan, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Neil Chan, Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Neil Chan, CEO.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Neil Chan, CFO.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
** filed previously with March 31, 2011 form 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IGEN Networks Corp.

DATE: November 10, 2011

By: /s/ Neil Chan
Neil Chan, President, Director