Form 10-K
period 2011-12-31
IGEN NETWORKS CORP
filed 2012-04-17
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
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

Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of March 19, 2012 was $5,057,692 based on the closing price of the common stock of $0.36.

The number of shares of the registrant's common stock outstanding as of December 31, 2011 is 14,049,045.

Part I

Item 1.  Business

Description of Business

IGEN Networks Corp. (“IGEN”,  the “Company”, “we”, “our”) was incorporated in the State of Nevada on November 14, 2006 under the name of Nurse Solutions Inc.  On September 19, 2008 the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO.  On May 26, 2009, the Company changed its name to IGEN Networks Corp., the Company’s common stock was assigned 45172B 10 2 as its new Cusip number, and the Company’s trading symbol was changed to IGEN effective June 30, 2009.  On November 4, 2011, IGEN Business Solutions Inc., a wholly owned Canadian subsidiary of IGEN Networks Corp., was incorporated.

Through August 2011, IGEN was in the business of providing high-speed Internet, Phone and Data services to rural communities via licensed third party technology.  As of September 2011, in concert with securing new management and investment, the company adopted a new business model of investing in and managing for growth private high-tech companies that offer products and services  to global markets in the domains of wireless broadband, Software as a Service (Saas), and Machine to Machine (M2M) solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

The Company has offices in the United States and Canada.  The U.S. head office is located at 1100 H Street NW, Suite 920, Washington DC, USA, 20005.  The Canadian office is located at Suite 102, 3833 Henning Drive, Burnaby BC, Canada, V5C 6N5.  The Company’s phone number is 1-888-244-3650.

The Company itself currently owns no patents, trademarks, or licenses and performs no research and development.

The Company is not aware of any government approval or regulations, other than those governing the normal course of business, which will affect its own business.  However, the Company is invested in and foresees future investment in, or possible joint ventures with, companies for which local, regional or national regulatory approvals, particularly those pertaining to wireless networks, may apply .

The Company is not aware of any significant costs or effects of compliance with environmental laws.

The Company currently has two full-time employees.  All management activities are currently undertaken by Directors of the Company and the Company also relies on subcontractors for a number of professional services.

Item 1A. Risk Factors

For a discussion of risk factors affecting the Company please refer to the Cautionary Note Regarding Forward-looking Statements included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B.  Unresolved Staff Comments

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2.  Properties

The Company owns no plants, mines and other materially important physical properties.  The Company’s office locations are specified in Item 1 of this document.

Item 3.  Legal Proceedings

The Company is not party to any legal proceedings.

Item 4.  Mine Safety Disclosures

The Company is not an operator, nor has a subsidiary that is an operator, of a coal or other mine.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Principal Market

IGEN’s common shares are quoted on the Over the Counter Bulletin Board (OTCBB) exchange sponsored by the National Association of Securities Dealers (NASDAQ) under the symbol IGEN.

High and Low Sales Prices

Quarter Ended	High	Low
2010
March 31, 2010	$1.01	$0.06
June 31, 2010	$1.05	$0.40
September 31, 2010	$0.95	$0.40
December 31, 2010	$1.08	$0.48

2011
March 31, 2011	$0.67	$0.31
June 31, 2011	$0.65	$0.24
September 31, 2011	$0.50	$0.20
December 31, 2011	$0.39	$0.25

Holders

As of December 31, 2011, there were 65 registered shareholders of common shares and an unknown number of holders whose stock is held in “street name”.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

The following table details the securities authorized for issuance under equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan s (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,591,665	$0.47	0
Total	1,591,665	$0.47	0

The equity compensation not approved by security holders includes:

-	1,591,665 warrants of the Company granted in 2011 as part of received subscriptions for common shares

Performance Graph

As a smaller reporting company, the Company is not required to provide the information required by this item.

Recent sales of unregistered securities

2009

During the twelve months ending December 31, 2009 there were no issuances or sales of our securities with or without registration.

2010

During the twelve months ended December 31, 2010, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On February 15, 2010, the Company issued 550,000 restricted common shares to two related parties for services as directors and officers of the Company, at fair value of $0.06 per share and a recorded value of$33,000.

On February 15, 2010, the Company issued 1,650,000 restricted common shares to three independent parties pursuant to agreements for consulting services, at fair value of $0.06 per share and a recorded value of $99,000.

On February 15, 2010, the Company issued 3,250,000 common shares to six non-affiliated parties for conversion of $195,000 debt which was incurred by the Company in March 2009, recorded at fair value of$0.06 per share.

On March 30, 2010, the Company issued 3,000,000 restricted common shares to Bio Business Development Corp. International Inc. pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. The shares are recorded at $3,000 par value with an offsetting amount in additional paid-in capital. Pursuant to the MOU, the shares will be held in trust by the Company,and will be released or cancelled, subject to the negotiation of terms and conditions in a mutually beneficial license agreement.

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

On May 27, 2010, the Company issued 750,000 restricted common shares to two related parties for services as directors and officers of the Company, at fair value of $0.77 per share and a recorded value of $577,500 held in-trust, pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. The parties did not negotiate a mutually beneficial license agreement and the MOU was terminated.  The $3,000 par value recording and offsetting amount in additional paid-in capital was reversed.

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

On September 17, 2010 the Company received of $150,000 for subscription to 300,000 common shares at a price of $0.50 per share.

On November 22, 2010 the Company issued 30,927 restricted common shares to an independent consultant for services, at fair value of $0.97 per share and a recorded value of $30,000.

2011

During the twelve months ended December 31, 2011, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On May 16, 2011 the company issued a total of 650,000 restricted common shares at a fair value of $0.60 per share to thirteen non-related parties for services specific to acting in the capacity of IGEN advisory board members.

On September 8, 2011, the company issued a total of 91,667 restricted common shares for which the company received a total of $55,000 in subscriptions for shares at a price of $0.60 per share

On September 12, 2011, the company issued a total of 1,499,999 restricted common shares for which the company received a total of $450,000 in subscriptions for shares at a price of $0.30 per share.

On December  5, 2011, the company issued a total of  1,271,052 restricted common shares at a fair value of $0.30 per share and a total recorded value of $381,315.60, to six related parties to retire shareholder loans.

On December  7, 2011, the company issued 100,000 restricted common shares at a fair value of $0.30 per share and a total recorded value of $30,000 to a related party for services rendered to the company.

On December 31, 2011 the Machlink Inc agreement was modified resulting in the issuance to Machlink of 1,000,000 shares of common stock of the Company and fairly valued at $250,000 in return for the 2,000,000 shares originally issued to Machlink being delivered to the Company for cancellation.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”) provides information for the year ended December 31, 2011.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2011 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

Certain statements in this MD&A constitute forward-looking statements or forward-looking information within the meaning of applicable securities laws. You should carefully read the cautionary note in this MD&A regarding forward-looking statements and should not place undue reliance on any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Additional information about the Company, including our most recent consolidated financial statements and our Annual Information Form, is available on our website at www.sierrawireless.com, or on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

Cautionary Note Regarding Forward-looking Statements

Certain statements and information in this MD&A are not based on historical facts and constitute forward- looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”), including our business outlook for the short and longer term and our strategy, plans and future operating performance. Forward-looking statements are provided to help you understand our views of our short and longer term prospects. We caution you that forward-looking statements may not be appropriate for other purposes. We will not update or revise our forward-looking statements unless we are required to do so by securities laws. Forward-looking statements:

• Typically include words and phrases about the future such as “outlook”, “may”, “estimates”, “intends”, “believes”, “plans”, “anticipates” and “expects”;

• Are not promises or guarantees of future performance. They represent our current views and may change significantly;

• Are based on a number of assumptions, including those listed below, which could prove to be significantly incorrect:

-	Our ability to find viable companies in which to invest
-	Our ability successfully manage companies in which we invest
-	Our ability to successfully raise capital
-	Our ability to successfully expand and leverage the distribution channels of our portfolio companies;
-	Our ability to develop new distribution partnerships and channels
-	Expected tax rates and foreign exchange rates.

• Are subject to substantial known and unknown material risks and uncertainties. Many factors could cause our actual results, achievements and developments in our business to differ significantly from those expressed or implied by our forward-looking statements.    Actual revenues and growth projections of the Company or companies in which we are invested may be lower than we expect for any reason, including, without limitation:

-	the continuing uncertain economic conditions
-	price and product competition
-	changing product mixes,
-	the loss of any significant customers,
-	competition from new or established companies,
-	higher than expected product, service, or operating costs,
-	inability to leverage intellectual property rights,
-	delayed product or service introductions

Investors are cautioned not to place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future results.

Overview

In 2011, primarily over the second half of the year, the Company focused its efforts on redefining it’s business model, introducing new management, securing new initial investment, reducing debt and cleaning up the balance sheet, retaining best-in-class legal, accounting, marketing and IR firms, and beginning to make investments in resources and companies consistent with the new business model’s objectives of generating revenues and increasing value through growth in invested companies.

As a result, we exited 2011 with a positive balance sheet, reported revenues for the first time, significantly reduced expenses and net losses, investments in several exciting high-tech companies, several distribution agreements in hand, and we believe we are in a solid position to raise capital and move the Company forward toward profitable growth.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2011, the Company had total current assets of $223,879, up from $746 in 2010, an increase of $223,133 or 29,911%.  Current assets were primarily $197,331 in cash, the remainder being made up of prepaid expenses and accounts receivable for income generated from our Canadian subsidiary.

The Company’s current liabilities as of December 31, 2011 were $81,798, down from $675,331 in 2010.  This represents a reduction in current liabilities of $593,540, or 88%.  This was achieved primarily by the retirement of debt through issuances of common shares.  Current liabilities were all payables, the majority being fees for professional services.

IGEN ended 2011 with a working capital surplus of $142,081, compared to a deficiency of $674,586 in 2010, a net increase of $816,667.

Total Assets and Liabilities, Net Assets

As of December 31, 2011 the Company’s total assets was $524,849 compared with $1,767,746 in 2010.  Total assets consisted of $223,879 in current assets as described above plus $300,970 in capital assets.  The Company’s capital assets were primarily investments of $50,000 cash in Gogiro Inc., and $250,000 in Machlink Inc., by issuance of 1,000,000 IGEN common shares at $0.25

The 2011 reduction in capital assets over 2010 is due to revision of the Company’s agreement with Machlink Inc., such that the licensing rights of Machlink technology was cancelled and the asset value of $467,000 written off.  (The revised agreement also included the return and cancellation of 2,000,000 IGEN common shares originally issued at $0.65 per share.)

As of December 31, 2011, the Company’s total liabilities were its current liabilities of $81,798, Net Assets were $443,051, compared with $1,092,414 for 2010, and the Company had an accumulated deficit of $4,275,471, up from $3,399,792 in 2010

The Company believes it has adequate working capital and projected revenues to maintain existing operations for approximately three quarters without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investments and in expansion of distribution channels.  It is anticipated the Company will raise capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

As of December 31, 2011, the Company had revenues of $2950, compared with $0 in 2010.  These revenues were the initial flow of sales commissions from Gogiro Internet Group Inc, in whom IGEN is invested and with whom IGEN signed a Market Development Agreement in November 2011.  This is the first revenue ever reported by the Company.  The company anticipates these revenues will grow as IGEN works with Gogiro to further develop its market.

Expenses as of December 31, 2011 totaled $702,637, compared with $2,983,401 in the prior year, a reduction of $2,280,764 or 76%.  The reduction was primarily attributed to reduction in consulting and business development fees from $1,075,170 to $432,281 (a net reduction of $642,889), reduction in management fees from $910,500 to $29,451 (a net reduction of $881,049), and a reduction of stock-based compensation to zero (a net reduction of $716,656).

Other additional expenses, not included in the above, include the write-off of $467,000 invested in the licensing of Machlink Inc. technology, as part of a revision of the Company’s agreement with Machlink Inc,  and a net gain of $291,008 resulting from the settlement of debt.

As of December 31, 2011 the Company had a net loss of $875,679 or $0.09 per basic and diluted share, compared to a net loss in 2010 of $2,983.401, or $032 per basic and diluted share.  This represents a year on year reduction in net loss of 71%

Cash Flows

As of December 31, 2011 the Company saw a net increase in cash of $196,585, compared with a net increase of $713 in the year prior.  The primary source of cash was net proceeds of $484,089 from financing activities, which was received from non-brokered private placement subscriptions for restricted common shares.  This was offset by $51,078 cash investments, of which $50,000 was in Gogiro Internet Group, and a net loss of cash from operating activities of $236,426.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s audited consolidated financial statements for the year ended December 31, 2011 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the years ended December 31, 2011 and 2010

SUITE 1850 1066 WEST HASTINGS STREET VANCOUVER, BC V6E 3X2	ACAL GROUP CHARTERED ACCOUNTANTS PCAOB & CPAB Registrant

T: 604.683.3850 F: 604.688.8479

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:          the Board of Directors and Stockholders of
IGEN Networks Corp.

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and the period from November 14, 2006 (inception) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the period from November 14, 2006 (inception) to December 31, 2008 were reported upon by other auditors whose report, dated April 13, 2008, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The financial statements of the Company for the period from November 14, 2006 (inception) to December 31, 2008 reflect a net loss of $93,814 of the accumulated deficit as of December 31, 2009.  The other auditors’ report have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from November 14, 2006 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“ACAL Group” Chartered Accountants

Vancouver, British Columbia
April 16, 2012

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2011	December 31, 2010
Assets
Current
Cash	$197,331	$746
Accounts receivable	2,950	-
Prepaid expenses	23,598	-

	223,879	746

Investment (Note 3)	300,000	-
Technology License (Note 3)	-	1,767,000
Office equipment (Note 4)	970	-

Total Assets	$524,849	$1,767,746

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$56,481	$173,378
Accrued liabilities	25,317	10,000
Shareholder's loans (Note 5)	-	204,954
Due to related party (Note 6)	-	287,000

	81,798	675,332
Shareholders’ Equity (Deficit)
Capital Stock (Note 7) Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding - 14,049,145 and 11,436,427 respectively	14,049	11,436
Additional paid-in capital	4,704,473	4,480,770
Deficit accumulated during the development stage	(4,275,471)	(3,399,792)
	443,051	1,092,414
	$524,849	$1,767,746

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Year	Year	Cumulative Totals
	Ended	Ended	from Inception
	December 31,	December 31,	(November 14, 2006)
	2011	2010	to Dec 31, 2011
Revenue
Sales commissions	$2,950	$-	$2,950
	2,950	-	2,950
Expenses
Advertising expense	-	-	20,000
Consulting and business development fees	432,281	1,075,170	1,780,710
Interest expense	2,839	20,000	22,839
Depreciation	108	-	108
Management fees (Note 6)	29,451	910,500	962,451
Professional fees	81,173	120,994	296,914
Stock-based compensation	-	716,656	716,656
Transfer agent & filing fees	13,908	19,302	34,139
Travel and accommodation	82,595	82,170	163,764
General and administrative	60,282	38,609	104,848

	702,637	2,983,401	4,102,429
Other items
Write-off of technology license	467,000	-	467,000
Gain on debt settlement	(291,008)	-	(291,008)

	175,992	-	175,992

Net Income (Loss) Applicable to Common Shares	$(875,679)	$(2,983,401)	$(4,275,471)
Net Loss per Basic and Diluted Shares	$(0.09)	$(0.32)
Weighted Average Number of Common Shares Outstanding	10,236,080	9,213,873

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year	Cumulative Totals
	Ended	Ended	from Inception
	December 31,	December 31,	(November 14, 2006)
	2011	2010	to Dec 31, 2011
Cash Flows from Operating Activities
Net loss	$(875,679)	$(2,983,401)	$(4,275,471)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	108	-	108
Write-off of technology license	467,000	-	467,000
(Increase) decrease in prepaid expenses	(23,598)	-	(23,598)
(Increase) decrease in accounts receivable	(2,950)	-	(2,950)
Increase (decrease) in accounts payable and accrued liabilities	99,701	23,004	478,079
Increase (decrease) in shareholder's loans	-	204,954	204,954
Shares issued for services	390,000	1,859,500	2,249,500
Gain on debt settlement	(291,008)	-	(291,008)
Stock-based compensation	-	716,656	716,656

Net cash used in operating activities	(236,426)	(179,287)	(476,730)

Cash Flows from Investing Activities
Investment in Gogiro	(50,000)	-	(50,000)
Acquisition of capital assets	(1,078)	-	(1,078)
Acquisition of technology license	-	(467,000)	(467,000)

Net cash provided from investing activities	(51,078)	(467,000)	(518,078)

Cash Flows from Financing Activities
Common stock issued for cash	505,000	360,000	926,050
Proceeds received from loans - related parties	-	287,000	287,100
Payments made on loans - related parties	(20,911)	-	(21,011)

Net cash provided by financing activities	484,089	647,000	1,192,139
Net Increase (Decrease) in cash	196,585	713	197,331
Cash, Beginning of Period	746	33	-
Cash, End of Period	197,331	746	197,331

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash operating, financing and investing activities
Shares issued for services	$420,000	$1,829,500	$-
Shares issued for technology	$-	$1,300,000	$-
Shares issued for settlement of debt	$381,316	$195,000	$-
Shares issued for investment	$250,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception November 14, 2006	$-	$-	$-	$-	$-
Common stock issued for cash:
- November 14, 2006	853,300	853	16,197	-	17,050
- November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-	-	(1,288)	(1,288)

Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762
Net loss	-	-		(46,112)	(46,112)

Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650
Net loss	-	-		(46,414)	(46,414)

Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)
Net loss	-	-		(322,577)	(322,577)

Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)
Common shares issued for services on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology (in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held (in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services on Jul 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services on Jul 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	11,436	4,480,770	(3,399,792)	1,092,414
Cancellation of common shares issued for technology on April 13, 2010 at $0.65 per share	(2,000,000)	(2,000)	(1,298,000)	-	(1,300,000)
Common shares issued for services on May 16, 2011 at $0.60 per share	650,000	650	389,350	-	390,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	41,667	42	24,959	-	25,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	50,000	50	29,950	-	30,000
Common shares issued for cash on September 12, 2011 at $0.30 per share	1,499,999	1,500	448,500	-	450,000
Common shares issued for debt on December 5, 2011 at $0.30 per share	1,271,052	1,271	380,045	-	381,316
Common shares issued for services on December 7, 2011 at $0.30 per share	100,000	100	29,900	-	30,000
Common shares issued for investment on December 31, 2011 at $0.25 per share	1,000,000	1,000	249,000	-	250,000
Share issuance costs	-	-	(30,000)	-	(30,000)
Net loss	-	-	-	(875,679)	(875,679)

Balance December 31, 2011	14,049,145	14,049	4,704,473	(4,275,471)	443,051

The accompanying notes are an integral part of these consolidated financial statements.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

1.	Nature and Continuance of Operations

IGEN Networks Corp, together with its subsidiary IGEN Business Solutions Inc., (collectively, “the company, we, our”) was incorporated in the State of Nevada on November 14, 2006.  The company has been primarily in a development state since inception pursuing a variety of different technologies and markets, but in September of 2011 took on new investment and management and a new business model.  IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service (Saas), and Machine to Machine (M2M) solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, to successfully grow the companies in which it is invested the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. As at December 31, 2011 the Company has accumulated losses of $4,275,471 since inception.  This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and of IGEN Business Solutions Inc., the wholly owned subsidiary of the Company, are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
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

The fair values of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Financial instrument that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

e)	Office Equipment

Office equipment  is recorded at cost. Amortization is provided annually at rates and methods over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used. Management reviews the estimates of useful lives of the assets every year and adjust them on prospective basis, if needed.

Office equipment	20%	declining balance

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Principles (continued)

Property, plant and equipment are reviewed for impairment whenever events or changes in the circumstances indicate that the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset during the year the impairment occurs. Subsequent expenditure relating to an item of office equipment is capitalized when it is probable that future economic benefits from the use of the assets will be increased.

f)	Revenue recognition

The Company recognizes revenue when earned, specifically when all the following conditions are met:

-	Services are provided or products are delivered to customers.
-	There is clear evidence that an arrangement exists.
-	Amounts are fixed or can be determined.
-	The ability to collect is reasonably assured.
-	There is no significant obligation for future performance.
-	The amount of future returns can be reasonably estimated.

g)	Foreign Currency Transactions/Balances

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

h)	Income Taxes

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

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

i)	Changes in Accounting Policies and Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include:

(1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs;
(2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference;
(3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and
(4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

j)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

k)	Comprehensive loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)	Impairment of Intangible and Other Long-lived Assets

The Company periodically evaluates the carrying value of intangible and other long-lived assets. Impairment losses are recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exits, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Based on its review, the Company believes there were no impairments of its intangible and other long-lived assets as of December 31, 2011.

3.	Investments

On May 7, 2010 the Company obtained an exclusive license from Machlink Inc. (“Machlink”), for rights to its proprietary technology in wireless broadband Internet and pursuant to a memorandum of understanding the parties entered into on April 13, 2010, amended September 28, 2010 and further amended by agreement December 31, 2011. The License is for a period of ten years, renewable in ten year increments thereafter.
Under the amended agreement dated December 31, 2011, IGEN will negotiate a license to sell, distribute, sub-license and market Machlink’s system, platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN is licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis.
In consideration two million (2,000,000) common shares of the Company were issued to Machlink at fair value of $0.65 per share and recorded at $1,300,000. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This in addition to the $200,000 consideration already paid to Machlink under the terms of the original May 7, 2010 agreement, including, $50,000 down, $50,000 paid on July 23, 2010, and $100,000 paid on September 17, 2010. Further, IGEN will pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.
On December 31, 2011 the Machlink agreement was modified to the issuance to Machlink of 1,000,000 shares of common stock of the Company in return for the 2,000,000 shares originally issued to Machlink being delivered to the Company for cancellation and 43 shares of Machlink.

On November 23, 2011 the Company expended $50,000 to Gogiro Internet Group (Gogiro) to acquiree 200,000 shares of Gogiro pursuant to an option agreement to purchase up to 9.5% of Gogiro represented by total of 800,000 shares at $0.25 per share under the following terms:

(a) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on March 31th, 2012 (exercised),
(b) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on June 30th, 2012,
(c) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on September 30th, 2012,
(d) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on December 31th, 2012

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

3.	Investments (Continued)

Summary:

Investment in Machlink	43 common shares acquired	$250,000

Investment in Gogiro	200,000 common shares acquired	$50,000

Total Investments		$300,000

Investments in Machlink and Gogiro are carried at cost values as these investments do not have a quoted market price in an active market.

4.	Office Equipment

			Net Book Value
	Cost	Accumulated Amortization	2011	2010
Office equipment	$1,078	$108	$970	$-
	$1,078	$108	$970	$-

5.     Shareholders’ loans

The amounts due to shareholders of the Company have been reduced to nil by the issuance of common shares in settlement of the debt. (December 2010 - $204,954)

6.     Related Party Transactions

The amount due to a related party of December 31, 2011 of $266,089 (December 2010 - $287,000) was forgiven during the year pursuant to the renegotiation of the contract with the Machlink (please refer to note 3). The reversal of the loan amount is shown as an expense recovery in the statement of operations at December 31, 2011.

During the twelve months ended December 31, 2011, the Company incurred $29,450 in management fees paid in cash to directors and officers of the Company (December 2010 - $860,500 in the form of share issuances).
On December 5, 2011, the company issued a total of 1,271,052 restricted common shares at a fair value of $0.30 per share and a total recorded value of $381,315.60,to retire shareholder loans.
On December 7, 2011, the company issued 100,000 restricted common shares at a fair value of $0.30 per share and a total recorded value of $30,000 to a former officer for services rendered to the company.

The above transactions have been recorded at an exchange amount which is the amount of consideration established and agreed to by the related parties.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

7.     Stockholders' Equity (Deficit)

a)
Upon incorporation in November 2006, the company undertook a private offering of 853,000 (post 5:1 forward split and 1:100 reverse split) shares of its common stock for $17,050 in cash.  Also in November 2006, the company issued 2,200 (post 5:1 forward split and 1:100 reverse split) shares of its common stock for $44,000 in cash.

b)	The Company approved a 5:1 forward split of the Company’s common stock October 15, 2008, such that each shareholder of record as of the effective date received five new shares for each one old share.

c)
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

d)	During the twelve months ended December 31, 2010, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

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

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

7.     Stockholders' Equity (Deficit) – continued

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

On May 27, 2010, the Company issued 750,000 restricted common shares to two related parties for services as directors and officers of the Company, at fair value of $0.77 per share and a recorded value of $577,500 held in-trust, pertaining to the memorandum of understanding regarding the acquisition of rights to intellectual property. The parties did not negotiate a mutually beneficial license agreement and the MOU was terminated. The $3,000 par value recording and offsetting amount in additional paid-in capital was reversed.

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

On May 27, 2010, the Company issued 650,000 restricted common shares to two independent consultants pursuant to consulting agreements entered into, at fair value of $0.77 per share and a recorded value of$500,500.

On July 5, 2010, the Company issued 200,000 restricted common shares to an independent consultant pursuant to a consulting agreement entered into, at fair value of $0.50 per share and a recorded value of$100,000.

On July 8, 2010, the Company issued 500,000 restricted common shares to related parties for services as a director and officer of the Company, at fair value of $0.50 per share and a recorded value of $250,000.

On September 17, 2010 the Company received of $150,000 for subscription to 300,000 common shares at a price of $0.50 per share.

On November 22, 2010 the Company issued 30,927 restricted common shares to an independent consultant for services, at fair value of $0.97 per share and a recorded value of $30,000.

e)	During the twelve months ended December 31, 2011 the Company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On May 16, 2011 the company issued a total of 650,000 restricted common shares at a fair value of $0.60 per share for services specific to acting in the capacity of IGEN advisory board members.

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

7.     Stockholders' Equity (Deficit) – continued

On September 8, 2011 the Company issued 91,667 restricted shares of common stock on receipt of $55,000 at a price of $0.60 per share.

On September 12, the company issued a total of 1,499,999 restricted common shares for which the company received a total of $450,000 in subscriptions for shares at a price of $0.30 per share

On December 5, 2011, the company issued a total of 1,271,052 restricted common shares at a fair value of $0.30 per share and a total recorded value of $381,315.60, to six related parties to retire shareholder loans.

On December 7, 2011, the company issued 100,000 restricted common shares at a fair value of $0.30 per share and a total recorded value of $30,000 to a related party for services rendered to the company.

On December 31, 2011 the Machlink agreement was modified to the issuance to Machlink of 1,000,000 shares of common stock of the Company and fairly valued at $260,000 in return for the 2,000,000 shares originally issued to Machlink being delivered to the Company for cancellation.

The issuance of 1,000,000 shares certificates and cancellation of 2,000,000 shares certificates were in process as of December 31, 2011.

f)	Common share purchase warrants:

During the year ended December 31, 2011, the Company issued 91,667 units pursuant to a private placement at a price of $0.60 per unit for gross proceeds of $55,000.  Each unit consists of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock at a price of $0.75 for one year.  The Company allocated $41,078 to the common shares and $13,922 to the share purchase warrants based on the relative fair values.

During the year ended December 31, 2011, the Company issued 1,499,999 units pursuant to a private placement at a price of $0.30 per unit for gross proceeds of $450,000.  Each unit consists of one common share and one share purchase warrant, with each warrant entitling the holder to purchase one share at an exercise price of $0.45 per share for one year. The Company allocated $304,415 to the common shares and $145,585 to the share purchase warrants based on the relative fair values.

The Company calculated the value of the warrants using the Black & Scholes warrant pricing model, and recorded $159,507 as warrants issued. Assumptions used in the option pricing model were as follows:

	Sept 6 2011	Nov 18 2011

Expected Life of the warrants	1	1
Volatility	118.52%	118.52%
Expected Dividends	0.00%	0.00%
Risk-Free Rate	0.92%	0.95%

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

7.     Stockholders' Equity (Deficit) – continued

The following table summarizes information about warrants outstanding and exercisable at December 31, 2011:

Exercise Price ($)	Expiry date	No. of Warrants Outstanding	Weighted Average Remaining Life (Years)
0.45	September 8, 2012	1,499,999	0.67
0.75	November 18, 2012	91,666	0.88
		1,591,665	0.78

g)	Stock Options

On July 15 2010, the Company granted 2 million incentive stock options to various directors, officers, advisors and consultants.  The stock options are exercisable at a rate of $0.70 per share over a period of three years.

On April 21, 2011 all the options were cancelled. As at December 31, 2011, the Company has no options outstanding

8.     Income Taxes

Reconciliation of the Company’s income tax expenses are as follows:

	Dec 31, 2011	Dec 31, 2010

(Loss) Income for the year	$(875,679)	$(2,983,401)
Expected income tax recovery at statutory rates of 35%	(306,488)	(1,044,190)
Non-deductible item	63,721	251,793
Increase in valuation allowance	242,767	792,397
	$-	$-

The components of future income tax assets are as follows:

	Dec 31, 2011	Dec 31, 2010
Future income tax assets
Non-capital losses carried forward and others	$1,180,901	$938,100
Less: Valuation allowance	(1,180,901)	(938,100)
Net future income tax assets	$-	$-

IGEN Networks Corp
(A Development Stage Company)
Notes to Financial Statements
For the Years ended December 31, 2011 and 2010
(expressed in U.S. dollars)

8.     Income Taxes (Continued)

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $3,374,000 and $2,680,384 as of December 31, 2011and December 31, 2010, respectively, which may be offset against future taxable income through to 2031.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010, 2009, 2008, 2007 and 2006.

9.     Subsequent Event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company did effect a change of accountants in 2010:  on March 5, 2010, the audit committee of the Company’s board of directors approved the dismissal of Child Van Wagoner & Bradshaw, PLLC (CVWB) as the Company’s independent registered public accounting firm, and on the same date the audit committee engaged ACAL Group, the Company’s current auditors, to serve as the Company’s independent accounting firm.

However there was no disagreements or any reportable events of the types described in paragraphs (a)(1)(iv) and (a)(1)(v) of Item 304(a) of Regulation S-K  in connection with this change, and there have been no disagreements with accountants over the past two years.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
-	pertain to the maintenance of records that in reasonable detail accurately and farily reflect our transactions and dispositions of our assets;
-
provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors;

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that evaluation, they concluded that during the period covered by this report, though there are weaknesses in the Company’s internal controls, given the current size of the organization, such internal controls and procedures as were in place were adequately effective to detect the inappropriate application of US GAAP.

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2011 there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of December 31, 2011:

Name	Age	Position	Term of Office
Robert Nealon	56	Director, Chairman of the Board	8 July 2010 to present
Neil G. Chan	50	Director, Chief Executive Officer	1 September 2011 to present
Richard Freeman	51	Director, Chief Operating Officer	1 November 2011 to present

Business Experience

The following are brief backgrounds on the Directors and Officers of the Company

Robert Nealon, Chairman of the Board & Director
Mr. Nealon is the Principal Attorney in Nealon & Associates, P.C., and a Washington, D.C. based law and government relations firm. He has been practicing law for twenty-seven years and has achieved an AV rating from Martindale-Hubbell, the leading rating bureau for the legal profession. Mr. Nealon has a B.A. from University of Rochester (1977) and M.B.A. from Rochester Institute of Technology (1978). He received his Juris Doctorate, magna cum laude, from the University of Bridgeport in 1982 and his Masters of Law in Taxation (L.L.M.) degree from Georgetown University in 1984. He is a member of the bar associations of New York State and Virginia, the American Bar Association and the Federal Bar Association. Mr. Nealon served as Adjunct Instructor of Corporate Law, George Washington University from 1985 until 2005. Mr. Nealon has been lead counsel on hundreds of commercial trials, including multi-million dollar derivative action lawsuits, security fraud and government contract fraud. He has been counsel to hundreds of corporations, including insurance affinity marketing, manufacturing and multiple financial institutions. Mr. Nealon has been active over the years in national politics and government relations.

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

Neil G. Chan, Chief Executive Officer & Director
Mr. Chan is a career technologist who has pioneered the early adoption of disruptive technologies in more than 45 countries over the last 30 years. From start-up to $400M in annual revenues, Mr Chan has led and created the best-in-class sales, marketing, and service organizations during the development of wireless data infrastructure, mobile content, Software-as-a-Service for commercial fleets, and HFC broadband infrastructure. Mr Chan led the first technology transfer initiative between Canada and Mainland China on behalf of Spar Aerospace and Gandalf Technologies Inc., during the mid-1980s along with training, product marketing and sales responsibilities for growing Gandalf's export markets; shortly after Mr Chan was recruited to Motorola Inc., to lead the product marketing of the industry's first mobile data solutions for public safety, taxi, utility, and field service markets. Mr Chan led Motorola's initiative to expand into public data networks throughout the Asia Pacific region during the 1990s and subsequently was promoted to Managing Director to lead the expansion of HFC data and voice broadband networks throughout the region. In the spring of 2000, Mr Chan joined Airvana Inc., to lead business development for the early adoption of CDMA-based broadband wireless networks which today continue to serve millions of users throughout North America and Latin America. Most recently, Mr Chan led worldwide sales and marketing of fleet management services for WebTech Wireless Inc., which contributed five years of record growth and industry leadership across government and transportation markets. Mr Chan has served on the Executive Review Board of Royal Roads University and continues to mentor and support early stage technology companies. Mr Chan is Chairman and CEO of the privately-held Gogiro Internet Group.

Richard Freeman, Chief Operating Officer & Director
Mr. Freeman is a senior high-tech operations and product development executive with over 25 years experience managing leading-edge hardware and software communications solutions and services across a broad-range of technologies and international markets. Mr. Freeman's career began with Mobile Data International where he spearhead adoption of early private wireless data networks for Taxi, Public Safety and Utility markets, overseeing 800Mhz radio Manufacturing Engineering, data terminal manufacturing, RF system design, and International sales support and system deployment.   In the early 90’s, Mr. Freeman was responsible for technical sales support and system implementation for Motorola’s Wireless Data Group located in London and Paris. Mr. Freeman was instrumental in Motorola’s successful launch into European Taxi markets, along with the global launch of data infrastructure with the responsibility for product definition, marketing, and implementation of wireless data infrastructure based on Motorola DataTAC and ARDIS network solutions.

Mr. Freeman subsequently joined Sierra Wireless where he led definition, development, and successful deployment of many world-class leading edge CDPD, 1xRTT, GPRS, and EVDO wireless data modem hardware and enabling software solutions for international markets.   In 2002 Mr. Freeman joined WebTech Wireless, where he defined target markets and requirements for mobile hardware and Fleet Management services.  Promoted to VP Operations he oversaw the successful growth of the organization, supporting ongoing 60% annual growth in shipments and software-as-a-service revenues, a tripling of personnel, five-fold growth in corporate and manufacturing facilities and infrastructure, and the successful implementation of many multiple multi-million dollar projects.

Most recently Mr. Freeman was Sr. VP Operations and Product Management for Saturna Green Systems, focusing on developing embedded telematics solutions for the electric vehicle industry.  Mr. Freeman holds a BaSC in Electrical Engineering from the University of British Columbia.

Code of Ethics

The Company has not yet adopted a complete code of ethics policy as defined in Item 406 of Regulation S-K, however the company has adopted a disclosure policy that applies to all directors, officers and employees of the Company, as part of a program to establish a comprehensive code of ethics.  The Company’s disclosure policy is available on its website www.igen-networks.com .

Audit Committee and Financial Expert

The Company does not have an audit committee.  The Company is still small and the functions of an audit committee are done by the board of directors as a whole, as specified in section 3(a)(58)(B) of the Exchange Act.  As such the company has no audit committee financial expert serving on an audit committee.  The board of directors however is confident in its ability as a whole to perform the functions required of an audit committee.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total($)
Neil G. Chan Director, President & CEO	2011 2010	19,6794 0	0 0	0 0	19,679 0
Richard Freeman Director, COO	2011 2010	9,7714 0	0 0	0 0	9,771 0
Monty Ormsby Director, President1	2011 2010	0 0	0 9,000	-123,5003 123,500	-123,500 132,000
Richard Gilbertson Director, CFO1	2011 2010	0 0	0 385,000	-71,6003 71,600	-71600 456,600
Michael Grudman Director, CFO2	2011 2010	0 0	0 24,000	-143,2003 143,200	-143,200 167,200
1Resigned September 1, 2011
2Resigned July 5, 2010
3Options granted in 2010 that were cancelled by board resolution in 2011.
Valuation of Stock and Option awards are based on the issuance details listed in the Statement of Stockholder’s Equity in the Company’s financial statements.
4Salary for services as an executive officer.  No compensation for services as a director received in 2011.

Outstanding Equity Awards at Fiscal Year-end

The company currently has no unearned, unvested, or unexercised options, shares, units, or other rights.    All previously granted stock awards were fully vested when granted, and any and all previously granted options were cancelled by board resolution in 2011.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards	Total($)
Robert Nealon Director, COB	2011 2010	0 0	0 250,000	-179,0003 179,000	-179,000 429,000
Chris Shade Director2	2011 2010	0 0	0 192,500	0 0	0 192,500
1Provides information on Directors not serving as executive officers only.  Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.
2Resigned September 1, 2011
3Options granted in 2010 that were cancelled by board resolution in 2011.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors are currently not paid any compensation for acting as directors.  None of the directors of the company were compensated for acting in their capacity as a director in 2011.

Compensation of Executives

The CEO and COO of the Company, who are also directors of the Company, are both paid $60,000 per annum as compensation for services in their respective capacities as executive officers.  No options or stock compensation were granted to executive officers in 2011.

There are currently no long term incentive plans or pension plans for directors or officers of the Company.

The company does provide indemnity insurance coverage for directors and officers of the Company.

Compensation Committee Interlocks and Insider Participation

The Company is small and has no compensation committee.  The board of directors as a whole acts in the capacity of a compensation committee.  All executive officers of the Company are also directors of the Company and as such were and are able to vote on matters of compensation.  Though the company is not legally obligated to establish a compensation committee, we may do so when the company reaches a critical mass and/or when deemed advisable by the board.

Compensation Committee Report

As a smaller reporting company, the Company is not required to report the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and as such there was no review or recommendation as to its inclusion in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2011.

Securities authorized for issuance under equity compensation plans

On July 15, 2010, the Company granted two million incentive stock option, exercisable at a rate of $0.70 per share over a period of three years,  to various directors, officers, advisors and consultants of the Company.  However on April 21, 2011, all options were cancelled by resolution of the board.  Therefore as of December 31 2011 the Company had no options outstanding.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Security Ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	Machlink Inc 321 Port St. Charles, St. Peters, Barbados	1,000,000	7.1%

Security Ownership of management

1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	4) Percent of class
	Robert Nealon Director, COB	521,571	3.71%
	Neil G. Chan Director, President & CEO	0	0%
	Richard Freeman Director, COO	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

In 2011 $266,089 due as of December 31, 2011 to a related party was forgiven during the year pursuant to the renegotiation of a contract with Machlink Inc.

On December 5, 2011, the company issued a total of 1,271,052 restricted common shares at a fair value of $0.30 per share and a total recorded value of $381,315.60,to retire shareholder loans, of which an amount of $35,114 was settled through issuance of 117,045 restricted shares for amounts due to the chairman of the board.

On December 7, 2011, the company issued 100,000 restricted common shares at a fair value of $0.30 per share and a total recorded value of $30,000 to a former officer for services rendered to the company.

In 2010 restricted stock was awarded to Directors of the company as already identified is Item 11 Executive Compensation.

Director Independence

The Company’s common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements in quarterly filings, or services associated with statutory and regulatory filings for the last two fiscal years are as follows:

2010: $17,360
2011: $17,500

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2010:  $0
2011:  $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2010: $0
2011:  $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2010:  $0
2011:  $0

Audit Committee’s Pre-Approval Policies and Procedures

The Company does not at this time have an audit committee and no formal pre-approval policies or procedures have yet been implemented.  The board of directors acting in lieu of an audit committee is required to pre-approve the engagement of the Company’s principle accountant for non-auditing services.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(1)Financial statements:
- Audited Financial Statements for the year ended December 31, 2011

(2) Financial statement schedules
- none

(3) Exhibits

Exhibit Index

3(i)	Articles of Incorporation and amendments
3(ii)	Bylaws
10.1	Agreement – Management Agreement, CEO
10.2	Agreement – Management Agreement, COO
21	Subsidiary Information
31.1	Certification – Rule 13(a)-14(a)/15d-14(a) - CEO
31.2	Certification – Rule 13(a)-14(a)/15d-14(a) - COO
32.1	Certification – Section 1350 - CEO
32.2	Certification – Section 1350 – COO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

April 16, 2012	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Company Name

April 16, 2012	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer