Form 10-K/A
period 2011-12-31
IGEN NETWORKS CORP
filed 2012-05-01
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of March 19, 2012 was $5,057,692 based on the closing price of the common stock of $0.36.

The number of shares of the registrant's common stock outstanding as of December 31, 2011 is 14,049,045.

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of  IGEN Networks Corp, (the “Registrant”) that was originally filed with the U.S. Securities and Exchange Commission on April 17, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to amend only the cover page of the Original Filing, in which the Registrant inadvertently and incorrectly checked the box indicating that it was a “shell company”, as defined in Rule 12b-2 of the Act.  The cover page is being amended solely to correctly identify the Registrant as not being a shell company.  The Registrant has never reported as a shell company in the past, the identification of the Registrant as a shell company on the Original Filing was made in error, and the sole purpose of this amendment is to correct this.

This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Registrant has not updated disclosures contained therein to reflect any events subsequent to the filing of the Original Filing. This Amendment No. 1 consists solely of the amended cover page, this explanatory note, the signature page and the certifications required to be filed as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

April 30, 2012	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2012	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer