Form 10-Q
period 2012-03-31
IGEN NETWORKS CORP
filed 2012-05-21
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

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

The number of shares of the registrant's common stock outstanding as of March 31, 2012 is 14,049,045.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited interim consolidated financial statements for the three months period ended March 31, 2012 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the three months ended March 31, 2012

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Balance Sheets (Unaudited)
(Expressed in U.S. dollars)

	March 31, 2012	December 31, 2011
Assets
Current
Cash	$128,102	$197,331
Accounts receivable	7,482	$2,950
Prepaid expenses	14,587	23,598
	150,171	223,879

Investment (Note 3)	300,000	300,000
Office equipment (Note 4)	921	970

Total Assets	$451,092	$524,849

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$89,325	$56,481
Accrued liabilities	1,400	25,317

	90,725	81,798
Shareholders’ Equity (Deficit)
Capital Stock (Note 6) Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding - 14,049,145 and 11,436,427 respectively	14,049	14,049
Additional paid-in capital	4,704,473	4,704,473
Deficit accumulated during the development stage	(4,358,155)	(4,275,471)
	360,367	443,051
	$451,092	$524,849

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Statements of Loss (Unaudited)
(Expressed in U.S. dollars)

	Three months	Three months	Cumulative Totals
	Ended	Ended	from Inception
	March 31,	March 31,	(November 14, 2006)
	2012	2011	to Mar 31, 2012
Revenue
Sales commissions	$7,493	$-	$10,443
	7,493	-	10,443
Expenses
Advertising expense	-	-	20,000
Consulting and business development fees	5,158	40,500	1,785,868
Interest expense	65	-	22,904
Depreciation	48	-	156
Management fees (Note 5)	28,804	-	991,255
Professional fees	15,999	2,500	312,913
Stock-based compensation	-	-	716,656
Transfer agent & filing fees	1,404	4,011	35,543
Travel and accommodation	14,144	390	177,908
General and administrative	24,554	50	129,402

	90,176	47,451	4,192,605

Write-off of technology license	-	-	467,000
Gain on debt settlement	-	-	(291,008)

	-	-	175,992
Net Income (Loss) Applicable to Common Shares	$(82,683)	$(47,451)	$(4,358,154)
Net Loss per Basic and Diluted Shares	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding	14,049,145	11,436,427

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in U.S. dollars)

	Three months	Three months	Cumulative Totals
	Ended	Ended	from Inception
	March 31,	March 31,	(November 14, 2006)
	2012	2011	to Mar 31, 2012
Cash Flows from Operating Activities
Net loss	$(82,683)	$(47,451)	$(4,358,154)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	49		157
Write-off of technology license	-	-	467,000
(Increase) decrease in prepaid expenses	9,011	-	(14,587)
(Increase) decrease in accounts receivable	(4,532)	-	(7,482)
Increase (decrease) in accounts payable and accrued liabilities	8,927	59,179	487,006
Increase (decrease) in shareholder's loans	-	(10,184)	204,954
Shares issued for services	-	-	2,249,500
Gain on debt settlement	-	-	(291,008)
Stock-based compensation	-	-	716,656

Net cash used in operating activities	(69,228)	1,543	(545,959)

Cash Flows from Investing Activities
Investment in Gogiro	-	-	(50,000)
Acquisition of capital assets	-	-	(1,078)
Acquisition of technology license	-	-	(467,000)

Net cash provided from investing activities	-	-	(518,078)

Cash Flows from Financing Activities
Common stock issued for cash	-	-	926,050
Proceeds received from loans - related parties	-	-	287,100
Payments made on loans - related parties	-	-	(21,011)

Net cash provided by financing activities	-	-	1,192,139
Net Increase (Decrease) in cash	(69,228)	1,543	128,102
Cash, Beginning of Period	197,331	746
Cash, End of Period	$128,102	$2,289	$128,102

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash operating, financing and investing activities
Shares issued for services	$-	$-	$-
Shares issued for technology	$-	$-	$-
Shares issued for settlement of debt	$-	$-	$-
Shares issued for investment	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)
(Expressed in U.S. dollars)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception November 14, 2006	$-	$-	$-	$-	$-

Common stock issued for cash - November 14, 2006	853,300	853	16,197	-	17,050
Common stock issued for cash - November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-	-	(1,288)	(1,288)

Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762
Net loss	-	-		(46,112)	(46,112)

Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650
Net loss	-	-		(46,414)	(46,414)

Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)
Net loss	-	-		(322,577)	(322,577)

Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)
Common shares issued for services on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology (in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held (in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services on Jul 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services on Jul 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	11,436	4,480,770	(3,399,792)	1,092,414
Cancellation of common shares issued for technology on April 13, 2010 at $0.65 per share	(2,000,000)	(2,000)	(1,298,000)	-	(1,300,000)
Common shares issued for services on May 16, 2011 at $0.60 per share	650,000	650	389,350	-	390,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	41,667	42	24,959	-	25,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	50,000	50	29,950	-	30,000
Common shares issued for cash on September 12, 2011 at $0.30 per share	1,499,999	1,500	448,500	-	450,000
Common shares issued for debt on December 5, 2011 at $0.30 per share	1,271,052	1,271	380,045	-	381,316
Common shares issued for services on December 7, 2011 at $0.30 per share	100,000	100	29,900	-	30,000
Common shares issued for investment on December 31, 2011 at $0.25 per share	1,000,000	1,000	249,000	-	250,000
Share issuance costs	-	-	(30,000)	-	(30,000)
Net loss	-	-	-	(875,679)	(875,679)

Balance December 31, 2011	14,049,145	14,049	4,704,473	(4,275,471)	443,051
Net loss	-	-	-	(82,683)	(82,683)

Balance March 31, 2012	14,049,145	14,049	4,704,473	(4,358,154)	360,367

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

1.	Nature and Continuance of Operations

IGEN Networks Corp., together with its subsidiary IGEN Business Solutions Inc., (collectively, “the company, we, our”) was incorporated in the State of Nevada on November 14, 2006.  The company has been primarily in a development state since inception pursuing a variety of different technologies and markets, but in September of 2011 took on new investment and management and a new business model.  IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service (Saas), and Machine to Machine (M2M) solutions. A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and saw revenue growth through the first quarter of 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base and successfully grow the companies in which it is invested, and the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. As at March 31, 2012 the Company has accumulated losses of $4,358,154 since inception.  This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2011. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management’s opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

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

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

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

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

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

On November 23, 2011 the Company expended $50,000 to Gogiro Internet Group (Gogiro) to acquire 200,000 shares of Gogiro pursuant to an option agreement to purchase up to 9.5% of Gogiro represented byatotal of 800,000 shares at $0.25 per share under the following terms:

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

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

4.	Office Equipment

			Net Book Value
	Cost	Accumulated Amortization	2012	2011
Office equipment	$1,078	$157	$921	$970
	$1,078	$157	$921	$970

5.     Related Party Transactions

During the three months ended December 31, 2012, the Company incurred $28,804 in management fees paid in cash to directors and officers of the Company (March 2011 - $Nil).

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

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

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

On May 27, 2010, the Company issued 650,000 restricted common shares to two independent consultantspursuant to consulting agreements entered into, at fair value of $0.77 per share and a recorded value of  $500,500.

On July 5, 2010, the Company issued 200,000 restricted common shares to an independent consultantpursuant to a consulting agreement entered into, at fair value of $0.50 per share and a recorded value of$100,000.

On July 8, 2010, the Company issued 500,000 restricted common shares to related parties for services as adirector and officer of the Company, at fair value of $0.50 per share and a recorded value of $250,000.

On September 17, 2010 the Company received of $150,000 for subscription to 300,000 common shares ata price of $0.50 per share.

On November 22, 2010 the Company issued 30,927 restricted common shares to an independentconsultant for services, at fair value of $0.97 per share and a recorded value of $30,000.

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

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

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

During the three months ended March 31, 2012, the company did not issue any common shares. As at March 31, 2012, the Company had 14,049,145 shares issued and outstanding

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

IGEN NETWORKS COPRP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Three Months period ended March 31, 2012
(Expressed in U.S. dollars)

The following table summarizes information about warrants outstanding and exercisable at March 31, 2012:

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

As at December 31, 2012, the Company has no options outstanding

7.     Subsequent Event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”) provides information for the fiscal quarter ended March 31, 2012.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the quarter ended March 31, 2012 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In the first quarter of 2012 the Company continued to focus on executing the business plan of growing existing investments and commensurate revenue, developing new revenue streams, pursuing investments in targeted technology companies, applying for a listing on a formal exchange, and raising required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of March 31, 2012, the Company had total current assets of $150,171, a decrease of $73,708 from $223,879 as of December 31, 2011.  The decrease was primarily a reduction in cash from $197,331 to $128,102 over the quarter.  Current assets were primarily $128,102 in cash, the remaining $22,069 being made up of prepaid expenses and accounts receivable for income generated from our Canadian subsidiary.

The Company’s current liabilities as of March 31, 2012 were $90,725, an increase of $8,927 from $81,798 at year end.  Current liabilities were primarily all payables, the majority being fees for professional services owing from 2011.  Payables increased from $56,481 at year end to $89,325, but this was offset by a successful reduction of $23,917 in accrued liabilities.

IGEN ended the quarter with a working capital surplus of $59,446, compared with $142,081 at previous fiscal year end.

Total Assets and Liabilities, Net Assets

As of March 31, 2012 the Company’s total assets was $451,092 compared with $524,849 as of December 31, 2011, a reduction of $73,757 reflective of the decrease in cash referred to above.  Total assets consisted of  $150,171 in current assets described above plus $300,921 in capital assets made up of primarily of investments in Gogiro Inc., and Machlink Corporation.

As of March 31, 2012 the Company’s total liabilities were its current liabilities of $90,725.  Net assets were $360,367, compared with $443,051 at fiscal year end, and the Company had an accumulated deficit of $4,358,155 up from $4,275,471 at fiscal year end, an increase of $82,684.

The Company believes it has adequate working capital and projected revenues to maintain existing operations for approximately two quarters without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investments and in expansion of distribution channels.  It is anticipated the Company will raise capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

As of March 31, 2012, the Company had revenues of $7,493, compared with $0 for the similar period in 2011, and compared with $2,950 in Q4 of 2011.  This represents a quarter on previous quarter revenue increase of 154%.  These revenues were a growing stream of sales commissions from Gogiro Internet Group Inc, in whom IGEN is invested and with whom IGEN signed a Market Development Agreement in November 2011.   The Company believes revenues will continue to increase through the next quarter.

Expenses as of March 31, 2012 totaled $90,176, compared with $47,451 for Q1 2011, reflective primarily of increased administrative and professional fee costs.

As a result of the above, for the quarter ending March 31, 2012 the Company had a net loss of $82,683 or $0.0059 per basic and diluted share, compared to a net loss for the comparable period in 2011 of $47,451, or $0.0041 per basic and diluted share.

Cash Flows

Cash flows for the quarter ending March 31 2012 were all attributable to operating activities.  Operations for this period resulted in a net loss of $82,683 referred to above.  The Company saw a resulting net decrease in cash over the quarter of $69,229 (down from $197,331 to $128,102) compared with a net increase of $1,543 (up from $746 to $2,289) in the same quarter the year prior.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item, however for a discussion of risk factors affecting the Company please refer to the Cautionary Note Regarding Forward-looking Statements included in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No securities were sold during the period covered by this report.

Item 3. Defaults Upon Senior Securities.

There has been no material default in the payment of any element of indebtedness of the Company.  The Company has no preferred stock for which dividends are paid, hence no related arrearage or delinquencies in payments of dividends.

Item 4. Mine Safety Disclosures.

The Company is not an operator, nor has a subsidiary that is an operator, of a coal or other mine.

Item 5. Other Information.

During the period covered by this report there was no information required to be disclosed in a report on Form 8-K.

During the period covered by this report there were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit Index

3(i)	Articles of Incorporation and amendments
3(ii)	Bylaws
31.1	Certification – Rule 13(a)-14(a)/15d-14(a) - CEO
31.2	Certification – Rule 13(a)-14(a)/15d-14(a) - COO
32.1	Certification – Section 1350 - CEO
32.2	Certification – Section 1350 – COO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

May 18, 2012	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Company Name

May 18, 2012	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer