Form 10-Q
period 2012-06-30
IGEN NETWORKS CORP
filed 2012-08-20
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

The number of shares of the registrant's common stock outstanding as of June 30, 2012 is 14,649,145.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited interim consolidated financial statements for the six months period ended June 30, 2012 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the six months ended June 30, 2012

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Balance Sheets (Unaudited)
(Expressed in U.S. dollars)

	June 30, 2012	December 31, 2011
Assets
Current
Cash	$216,813	$197,331
Accounts receivable	4,247	$2,950
HST Receivable	2,208
Prepaid expenses	15,568	23,598

	238,836	223,879

Investment (Note 3)	300,000	300,000
Office equipment (Note 4)	873	970

Total Assets	$539,709	$524,849

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$21,987	$56,481
Accrued liabilities	4,870	25,317

	26,857	81,798
Shareholders’ Equity (Deficit)
Capital Stock (Note 6)
Authorized - 375,000,000 common shares with $0.001 par value
Issued and outstanding - 14,649,145 and 11,049,145 respectively	14,649	14,049
Additional paid-in capital	4,912,373	4,704,473
Deficit accumulated during the development stage	(4,414,170)	(4,275,471)
	512,852	443,051
Total Liabilities and Shareholders' Deficit	$539,709	$524,849

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Statements of Loss (Unaudited)
(Expressed in U.S. dollars)

	Three Months	Three Months	Six months	Six months	Cumulative Totals
	Ended	Ended	Ended	Ended	from Inception
	June 30,	June 30,	June 30,	June 30,	(November 14, 2006)
	2012	2011	2012	2011	to Jun 30, 2012

Revenue
Management services	$6,679	$-	$6,679	$-	$6,679
Commission income	15,042	-	22,535		25,485
	21,721	-	29,214	-	32,164
Expenses
Advertising expense	11,845	-	11,845	-	31,845
Consulting and business development fees	2,646	25,000	7,804	65,500	1,788,514
Depreciation	49		97	-	205
General and administrative	28,504	97	53,058	146	157,906
Interest expense	(65)	-	-	-	22,839
Management fees (Note 5)	27,359	-	56,163	4,500	1,018,614
Professional fees	16,305	2,000	32,304	-	329,218
Stock-based compensation	-	-	-	-	716,656
Transfer agent & filing fees	3,727	3,476	5,131	7,488	39,270
Travel and accommodation	14,828	-	28,972	390	192,736

	105,198	30,573	195,374	78,024	4,297,802

Foreign exchange	(437)	(1,336)	(437)	(1,336)	(437)
Write-off of technology license	-	-	-	-	467,000
Gain on debt settlement	(27,024)	-	(27,024)	-	(318,032)

	(27,461)	(1,336)	(27,461)	(1,336)	148,531
Net Income (Loss) Applicable to Common Shares	$(56,016)	$(29,237)	$(138,699)	$(76,688)	$(4,414,170)
Net Loss per Basic and Diluted Shares	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	14,062,188	11,436,427	14,055,702	11,436,427

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Expressed in U.S. dollars)

	Six months	Six months	Cumulative Totals
	Ended	Ended	from Inception
	June 30,	June 30,	(November 14, 2006)
	2012	2011	to Jun 30, 2012
Cash Flows from Operating Activities
Net loss	$(138,699)	$(76,688)	$(4,414,170)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	97	-	205
Write-off of technology license	-	-	467,000
(Increase) decrease in prepaid expenses	8,030	-	(15,568)
(Increase) decrease in prepaid expenses	(2,208)	-	(2,208)
(Increase) decrease in accounts receivable	(1,297)	-	(4,247)
Increase (decrease) in accounts payable and accrued liabilities	(54,941)	52,818	423,138
Increase (decrease) in shareholder's loans	-	(5,184)	204,954
Shares issued for services	-	-	2,249,500
Gain on debt settlement	(27,024)	-	(318,032)
Stock-based compensation	-	-	716,656

Net cash used in operating activities	(216,042)	(29,054)	(692,772)

Cash Flows from Investing Activities
Investment in Gogiro	-	-	(50,000)
Acquisition of capital assets	-	-	(1,078)
Acquisition of technology license	-	-	(467,000)

Net cash provided from investing activities	-	-	(518,078)

Cash Flows from Financing Activities
Common stock issued for cash	-	-	926,050
Proceeds received from common stock issued for debt settlement	43,024	-	43,024
Proceeds received from exercised warrants	192,500	-	192,500
Proceeds received from loans - related parties	-	34,088	287,100
Payments made on loans - related parties	-	-	(21,011)

Net cash provided by financing activities	235,524	34,088	1,427,663
Net Increase (Decrease) in cash	19,482	5,034	216,813
Cash, Beginning of Period	197,331	746
Cash, End of Period	$216,813	$5,780	$216,813

Supplemental Cash Flow Information
Non-cash operating, financing and investing activities
Shares issued for services	$-	$-	$-
Shares issued for technology	$-	$-	$-
Shares issued for settlement of debt	$16,000	$-	$-
Shares issued for investment	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Statement of Stockholders' Equity (Deficit) (Unaudited)
(Expressed in U.S. dollars)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	-	$-	$-	$-	$-

Common stock issued for cash - November 14, 2006	853,300	853	16,197	-	17,050
Common stock issued for cash - November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-	-	(1,288)	(1,288)

Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762
Net loss	-	-		(46,112)	(46,112)

Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650
Net loss	-	-		(46,414)	(46,414)

Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)
Net loss	-	-		(322,577)	(322,577)

Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)
Common shares issued for services on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology (in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held (in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services on Jul 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services on Jul 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	11,436	4,480,770	(3,399,792)	1,092,414
Cancellation of common shares issued for technology on April 13, 2010 at $0.65 per share	(2,000,000)	(2,000)	(1,298,000)	-	(1,300,000)
Common shares issued for services on May 16, 2011 at $0.60 per share	650,000	650	389,350	-	390,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	41,667	42	24,959	-	25,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	50,000	50	29,950	-	30,000
Common shares issued for cash on September 12, 2011 at $0.30 per share	1,499,999	1,500	448,500	-	450,000
Common shares issued for debt on December 5, 2011 at $0.30 per share	1,271,052	1,271	380,045	-	381,316
Common shares issued for services on December 7, 2011 at $0.30 per share	100,000	100	29,900	-	30,000
Common shares issued for investment on December 31, 2011 at $0.25 per share	1,000,000	1,000	249,000	-	250,000
Share issuance costs	-	-	(30,000)	-	(30,000)
Net loss	-	-	-	(875,679)	(875,679)

Balance December 31, 2011	14,049,145	14,049	4,704,473	(4,275,471)	443,051
Common shares issued for debt on June 28, 2012 at $0.32 per share	50,000	50	15,950	-	16,000
Exercised warrants on June 29, 2012 at 0.35 per warrant	333,333	333	116,333	-	116,667
Exercised warrants on June 29, 2012 at 0.35 per warrant	166,667	167	58,167	-	58,333
Exercised warrants on June 29, 2012 at 0.35 per warrant	50,000	50	17,450	-	17,500

Net loss	-	-	-	(138,699)	(138,699)

Balance June 30, 2012	14,649,145	14,649	4,912,373	(4,414,170)	512,852

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

1.	Nature and Continuance of Operations

IGEN Networks Corp., together with its subsidiary IGEN Business Solutions Inc., (collectively, “the company, we, our”) was incorporated in the State of Nevada on November 14, 2006.  The company has been primarily in a development state since inception pursuing a variety of different technologies and markets, but in September of 2011 took on new investment and management and a new business model.  IGEN’s primary business is acquiring and managing for growth technologies and private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service (SaaS), and Machine to Machine (M2M) solutions. A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and saw revenue growth in both first and second quarters of 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base and successfully grow the technologies and companies in which it is invests or acquires, and on the ability of the Company to obtain necessary equity financing to support the latter objectives. As at June 30, 2012 the Company has accumulated losses of $4,414,170 since inception.  This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2011, the consolidated financial statements and related footnotes included in the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, 2012 and June 30, 2011. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management’s opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (Continued)

d)	Financial Instruments

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

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (Continued)

h)	Income Taxes

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

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (Continued)

j)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

k)	Comprehensive loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

l)	Impairment of Intangible and Other Long-lived Assets

The Company periodically evaluates the carrying value of intangible and other long-lived assets. Impairment losses are recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exits, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Based on its review, the Company believes there were no impairments of its intangible and other long-lived assets as of June 30, 2012.

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

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

4.	Office Equipment

			Net Book Value
	Cost	Accumulated Amortization	2012	2011
Office equipment	$1,078	$205	$873	$970
	$1,078	$205	$873	$970

5.	Related Party Transactions

During the six months ended June 30, 2012, the Company incurred $56,163 in management fees paid in cash to directors and officers of the Company (June 2011 - $4,500).

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

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

6.	Stockholders' Equity (Deficit) (Continued)

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

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

6.	Stockholders' Equity (Deficit) (Continued)

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

The issuance of 1,000,000 shares certificates and cancellation of 2,000,000 shares certificates were in process as of June 30, 2012.

f)	During the six months ended June 30, 2012 the Company issued the following shares under the Securities Act of 1933 exemption Rule 144:

During the three months ended March 31, 2012, the company did not issue any common shares.

On June 28, 2012, the company agreed to issue 50,000 shares of common stock of the company at a fair value of $0.32 per share and recorded value of $16,000 to retire debt that was over a year old.  The issuance the share certificates were in process as of June 30, 2012.

On June 29, 2012, the company agreed to issue a total of 550,000 restricted shares of common stock at a fair value of $0.35 per share and a total recorded value of $192,500 as part of the exercise of warrants.  The issuance of the associated share certificates were in process as of June 30, 2012.

As at June 30, 2012, the Company had 14,649,145 shares issued and outstanding

g)	Common share purchase warrants:

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

The Company calculated the value of the warrants using the Black & Scholes warrant pricing model. Assumptions used in the option pricing model were as follows:

	Sept 6 2011	Sept 26 2011
Expected Life of the warrants	1	1
Volatility	118.52%	118.52%
Expected Dividends	0.00%	0.00%
Risk-Free Rate	0.92%	0.95%

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

6.	Stockholders' Equity (Deficit) (Continued)

During the quarter ended June 30, 2012, the Company re-priced all outstanding warrant exercise prices to $0.35 per share.  Consequently, the amount initially recorded at $159,507 as warrants issued increased to $178,563.

The following table summarizes information about the warrants at June 30, 2012, and the changes for the last six months then ended:

	Number of warrants	Weighted average exercise price
	$	$

Warrants outstanding – Beginning of year	1,591,666	0.35
Exercised	(550,000)	0.35
Expired	(91,667)	0.35
Warrants outstanding – End of year	949,999	0.35

The following table summarizes information about warrants outstanding and exercisable at June 30, 2012:

Exercise Price ($)	Expiry date	Warrants outstanding	Weighted average remaining life (years)

0.35	September 6, 2012	699,999	0.19
0.35	September 26, 2012	250,000	0.24
		949,999	0.31

h)	Stock Options

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”) provides information for the fiscal quarter ended June 30, 2012.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the quarter ended June 30, 2012 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In the second quarter of 2012 the Company continued to focus on executing the business plan of growing revenue, developing new revenue streams, pursuing increased investment and acquisitions  in targeted technologies and technology companies, applying for a listing on a formal exchange, and raising required capital.

The following are highlights from the Company’s Q2 financial results:

-	An increase in working capital surplus to $211,979, due primarily to proceeds from the exercise of warrants
-	A tripling of Q2 revenues over Q1
-	Three consecutive quarters of revenue growth
-	A 32% reduction in net losses over Q1 (from $82,683 to $56,016) demonstrating a trend toward profitability
-	A net increase in cash over the previous quarter

Besides being able to report a healthy balance sheet, growing income, and reduced losses, the Company can also report achievement of the following business objectives in Q2:

-
Launch of a new self-contained portable cellular network called InstanetTM at National Police Week in Washington D.C. in May 2012.  InstanetTM is manufactured by Star Solutions, with which the Company has a global distribution agreement;

-
Filing of a preliminary non-offering prospectus with the British Columbia Securities Commission (BCSC) in June 2012, in anticipation of applying for a listing of its common shares on the Canadian National Stock Exchange (CNSX), subject to fulfilling the listing requirements;

-	Holding the Company’s first ever investor conference-call/webinar in July 2012.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2012, the Company had total current assets of $238,836, an increase of $14,957 from the $223,879 reported as of December 31, 2011.  Current assets were primarily $216,813 in cash.  The increase was primarily due to cash from financing activities offsetting the net cash used in operating activities, though revenues of $29,214 did contribute.

The Company’s current liabilities as of June 30, 2012 were $26,857, a decrease of $54,941 (or 67%) from the $81,798 reported as of December 31, 2011.  The reduction in liabilities was achieved by matter of course cash payment of payables coupled with retirement of some longer term payables through share issuance.  Current liabilities remain primarily all payables, these being mostly fees for professional services and related expenses.

IGEN ended the quarter with a working capital surplus of $211,979.  This represents an increase of $69,898 (or 49%) from the $142,081 reported at previous fiscal year end. Quarter on previous quarter, the Company saw an increase in working capital surplus of $152,533, up from $59,446, an increase of 257%.

Total Assets and Liabilities, Net Assets

As of June 30, 2012 the Company’s total assets increased to $539,709 from the $524,849 reported at 2011 year end, a marginal increase of $14,860 (or 2.8%).  Of this, capital assets made up of investments in Gogiro Inc., and Machlink Corporation were $300,000, and $216,813 was cash.

As of June 30, 2012 the Company’s total liabilities were only its current liabilities of $26,857.

Net assets as of June 30, 2012 were $512,852, an increase of $69,801 (or 16%) over the $443,051 reported at 2011 year end.  The increase in net assets was due primarily to the combination of reduced liabilities and increased cash position resulting from increased private investment in the company coupled with increasing revenues.

The Company believes it has adequate working capital and projected net revenues to maintain existing operations for approximately one year without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for existing products.  It is anticipated the Company will raise additional capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

Revenues
As of June 30, 2012, the Company had Q2 revenues of $21,721 compared with $0 for the similar period in 2011, and compared with $7,493 in the previous quarter.  This represents a quarter on previous quarter increase of $14,228 or 190%.  Combined Q1 and Q2 revenues were $29,214, compared with $0 for the similar period in 2011.  These revenues remain primarily sales commissions and management fees from Gogiro Internet Group Inc, in whom IGEN is invested and with whom IGEN signed a Market Development Agreement in November 2011.

Expenses
Expenses for Q2 2012 totaled $105,198, compared with $30,573 for the similar period in 2011, and compared with $90,176 in Q1 2012.  Expenses for the six month period ending June 30, 2012 was $195,374, an increase of $117,350 over the $78,024 reported for the similar period in 2011  The quarter on quarter increase of $15,021 in expenses was due primarily to the inception of advertising campaigns resulting in expenses of $11,845.  The $117,350 increase in expenses over the same periods last year are representative of the change in management and business model put in place in Q4 of 2011, resulting in increased expenses overall including increased professional fees, G&A, travel, and advertising costs.

Net Income (Loss)
As a result of the above, for the quarter ending June 30, 2012 the Company had a net loss in Q2 of $56,016, or $0.004 per basic and diluted share.  Net losses for the 6 month period ending June 30, 2012 were $138,699, or $0.01 per basic and diluted share.

The increase in net losses over the 6 month period of the previous year is a result of the increased expenses commensurate with the Company’s revised business model, as referenced above under ‘Expenses’. Of significance however, is the quarter on quarter improvement in losses.  Compared to Q1, Q2 losses reflect a quarter-on-quarter reduction in net losses of 32%, in spite of increased expenses, due primarily to gains from debt settlement and increased revenues.

Cash Flows

The company saw a net increase of cash in the six month period ending June 30, 2012 of $19,482, leaving $216,813 in cash at the end of the period.  This was due to the net cash of $216,042 used in operating activities (including $138,699 of net loss), being offset by proceeds of $192,500 from the exercise of warrants and proceeds of $43,024 from stock issued for debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months covered by this report and ended June 30, 2012 the following securities were sold or issued:

During the three months ended March 31, 2012, the company did not issue any common shares.

On June 28, 2012, the company agreed to issue 50,000 shares of common stock of the company at a fair value of $0.32 per share and recorded value of $16,000 to retire debt that was over a year old.  The issuance of the share certificates were in process as of June 30, 2012.

On June 29, 2012, the company agreed to issue a total of 550,000 restricted shares of common stock at a fair value of $0.35 per share and a total recorded value of $192,500 as part of the exercise of outstanding warrants.  The issuance of the associated share certificates were in process as of June 30, 2012.

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

Item 6. Exhibits.

Exhibit Index

3(i)	Articles of Incorporation and amendments
3(ii)	Bylaws
31.1	Certification – Rule 13(a)-14(a)/15d-14(a) - CEO
31.2	Certification – Rule 13(a)-14(a)/15d-14(a) - COO
32.1	Certification – Section 1350 - CEO
32.2	Certification – Section 1350 – COO
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

August 20, 2012	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Company Name

August 20, 2012	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer