Form 10-Q
period 2012-09-30
IGEN NETWORKS CORP
filed 2012-11-14
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

The number of shares of the registrant's common stock outstanding as of September 30, 2012 is 14,982,478.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited interim consolidated financial statements for the nine months period ended September 30, 2012 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the nine months ended September 30, 2012

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Balance Sheets (Unaudited)
(Expressed in U.S. dollars)

	September 30, 2012	December 31, 2011
Assets
Current
Cash	$209,892	$197,331
Accounts receivable	23,284	2,950
HST Receivable	8,808
Prepaid expenses	-	23,598

	241,984	223,879

Investment (Note 3)	300,000	300,000
Office equipment (Note 4)	824	970

Total Assets	$542,808	$524,849
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24,823	$56,481
Accrued liabilities	2,056	25,317

	26,879	81,798
Shareholders’ Equity (Deficit)
Capital Stock (Note 6) Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding - 14,982,478 and 14,049,145 respectively	14,982	14,049
Additional paid-in capital	5,028,707	4,704,473
Deficit accumulated during the development stage	(4,527,760)	(4,275,471)
	515,929	443,051
	$542,808	$524,849

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Statements of Loss (Unaudited)
(Expressed in U.S. dollars)

	Three Months	Three Months	Nine months	Nine months	Cumulative Totals
	Ended	Ended	Ended	Ended	from Inception
	September 30,	September 30,	September 30,	September 30,	(November 14, 2006)
	2012	2011	2012	2011	to Sep 30, 2012

Revenue
Management services	$14,470	$-	$21,149	$-	$21,149
Consulting services	16,592	-	39,127		$42,077
	31,062	-	60,276	-	63,226
Expenses
Advertising expense	$10,233	$1,789	22,078	1,789	42,078
Consulting and business development fees	15,088	20,913	22,892	86,413	1,803,602
Depreciation	48	.	145	-	253
General and administrative	58,090	8,354	111,148	8,500	215,996
Interest expense	-	-	-	-	22,839
Management fees (Note 5)	35,117	12,972	91,280	12,972	1,053,731
Professional fees	18,614	11,494	50,918	15,994	347,832
Stock-based compensation	-	-	-	-	716,656
Transfer agent & filing fees	448	2,748	5,579	10,236	39,718
Travel and accommodation	7,096	18,951	36,068	19,341	199,832

	144,735	77,221	340,108	155,245	4,442,537

Foreign exchange	(82)	995	(519)	(341)	(519)
Write-off of technology license	-	-	-	-	467,000
Gain on debt settlement	0	-	(27,024)	-	(318,032)

	(82)	995	(27,543)	(341)	148,449
Net Income (Loss) Applicable to Common Shares	$(113,591)	$(78,216)	(252,289)	$(154,904)	$(4,527,760)
Net Loss per Basic and Diluted Shares	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted Average Number of Common Shares Outstanding	14,813,303	11,751,825	14,307,569	11,542,715

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in U.S. dollars)
	Nine months	Nine months	Cumulative Totals
	Ended	Ended	from Inception
	September 30,	September 30,	(November 14, 2006)
	2012	2011	to Sep 30, 2012
Cash Flows from Operating Activities
Net loss	$(252,289)	$(154,904)	$(4,527,760)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	145	-	253
Write-off of technology license	-	-	467,000
(Increase) decrease in prepaid expenses	23,598	-	-
(Increase) decrease in prepaid expenses	(8,808)	-	(8,808)
(Increase) decrease in accounts receivable	(20,334)	-	(23,284)
Increase (decrease) in accounts payable and accrued liabilities	(11,895)	68,681	466,184
Increase (decrease) in shareholder's loans	-	(55,446)	204,954
Shares issued for services	-	-	2,249,500
Gain on debt settlement	(27,024)	-	(318,032)
Stock-based compensation	-	-	716,656

Net cash used in operating activities	(296,606)	(141,669)	(773,336)

Cash Flows from Investing Activities
Investment in Gogiro	-	-	(50,000)
Acquisition of capital assets	-	-	(1,078)
Acquisition of technology license	-	-	(467,000)

Net cash provided from investing activities	-	-	(518,078)

Cash Flows from Financing Activities
Common stock issued for cash	309,167	505,000	1,235,217
Proceeds received from loans - related parties	-	-	287,100
Payments made on loans - related parties	-	(20,912)	(21,011)

Net cash provided by financing activities	309,167	484,088	1,501,306
Net Increase (Decrease) in cash	12,561	342,419	209,892
Cash, Beginning of Period	197,331	746
Cash, End of Period	$209,892	$343,165	$209,892

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash operating, financing and investing activities
Shares issued for services	$-	$-	$-
Shares issued for technology	$-	$-	$-
Shares issued for settlement of debt	$16,000	$-	$-
Shares issued for investment	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Consolidated Condensed Statement of Stockholders' Equity (Deficit) (Unaudited)
(Expressed in U.S. dollars)

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in-capital	Stage	Equity (Deficit)

Balance from inception
November 14, 2006	-	$-	$-	$-	$-

Common stock issued for cash - November 14, 2006	853,300	853	16,197	-	17,050
Common stock issued for cash - November 20, 2006	2,200	2	43,998	-	44,000
Net loss	-	-	-	(1,288)	(1,288)

Balance December 31, 2006	855,500	855	60,195	(1,288)	59,762
Net loss	-	-		(46,112)	(46,112)

Balance December 31, 2007	855,500	855	60,195	(47,400)	13,650
Net loss	-	-		(46,414)	(46,414)

Balance December 31, 2008	855,500	855	60,195	(93,814)	(32,764)
Net loss	-	-		(322,577)	(322,577)

Balance December 31, 2009	855,500	855	60,195	(416,391)	(355,341)
Common shares issued for services on February 15, 2010 at $0.06 per share	2,200,000	2,200	129,800	-	132,000
Common shares issued for debt on February 15, 2010 at $0.06 per share	3,250,000	3,250	191,750	-	195,000
Common shares issued for technology (in-trust) on March 30, 2010 at $nil per share	3,000,000	3,000	(3,000)	-	-
Common shares issued for technology on April 13, 2010 at $0.65 per share	2,000,000	2,000	1,298,000	-	1,300,000
Common shares issued for cash on May 10, 2010 at $0.60 per share	350,000	350	209,650	-	210,000
Cancel and return to treasury, shares held (in-trust) on May 25, 2010 at $nil per share	(3,000,000)	(3,000)	3,000	-	-
Common shares issued for services on May 27, 2010 at $0.77 per share	1,750,000	1,750	1,345,750	-	1,347,500
Common shares issued for services on Jul 5, 2010 at $0.50 per share	200,000	200	99,800	-	100,000
Common shares issued for services on Jul 8, 2010 at $0.50 per share	500,000	500	249,500	-	250,000
Incentive stock options granted on July 15, 2010 at a $0.70 exercise price	-	-	716,656	-	716,656
Common shares issued for cash on Sep 17, 2010 at $0.50 per share	300,000	300	149,700	-	150,000
Common shares issued for services on Nov 22, 2010 at $0.97 per share	30,927	31	29,969	-	30,000
Net loss	-	-	-	(2,983,401)	(2,983,401)

Balance December 31, 2010	11,436,427	11,436	4,480,770	(3,399,792)	1,092,414
Cancellation of common shares issued for technology on April 13, 2010 at $0.65 per share	(2,000,000)	(2,000)	(1,298,000)	-	(1,300,000)
Common shares issued for services on May 16, 2011 at $0.60 per share	650,000	650	389,350	-	390,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	41,667	42	24,959	-	25,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	50,000	50	29,950	-	30,000
Common shares issued for cash on September 12, 2011 at $0.30 per share	1,499,999	1,500	448,500	-	450,000
Common shares issued for debt on December 5, 2011 at $0.30 per share	1,271,052	1,271	380,045	-	381,316
Common shares issued for services on December 7, 2011 at $0.30 per share	100,000	100	29,900	-	30,000
Common shares issued for investment on December 31, 2011 at $0.25 per share	1,000,000	1,000	249,000	-	250,000
Share issuance costs	-	-	(30,000)	-	(30,000)
Net loss	-	-	-	(875,679)	(875,679)

Balance December 31, 2011	14,049,145	14,049	4,704,473	(4,275,471)	443,051
Common shares issued for debt on June 28, 2012 at $0.32 per share	50,000	50	15,950	-	16,000
Exercised warrants on June 29, 2012 at 0.35 per warrant	333,333	333	116,333	-	116,667
Exercised warrants on June 29, 2012 at 0.35 per warrant	166,667	167	58,167	-	58,333
Exercised warrants on June 29, 2012 at 0.35 per warrant	50,000	50	17,450	-	17,500
Exercised warrants on August 17, 2012 at 0.35 per warrant	333,333	333	116,333	-	116,667

Net loss	-	-	-	(252,289)	(252,289)

Balance September 30, 2012	14,982,478	14,982	5,028,706	(4,527,760)	515,929

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Nine Months period ended September 30, 2012
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and has seen revenue growth in the first, second, and third quarters of 2012. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base and successfully grow the technologies and companies in which it is invests or acquires, and on the ability of the Company to obtain necessary equity financing to support the latter objectives. As at September 30, 2012 the Company has accumulated losses of $4,527,760 since inception.  This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2011, the consolidated financial statements and related footnotes included in the Quarterly Reports on Form 10-Q of the Company for the quarters ended March 31, 2012, June 30, 2012, and September 30, 2011. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management’s opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

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

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

IGEN NETWORKS CORP.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Six Months period ended June 30, 2012
(Expressed in U.S. dollars)

4.	Office Equipment

			Net Book Value
	Cost	Accumulated Amortization	2012	2011
Office equipment	$1,078	$254	$824	$970
	$1,078	$254	$824	$970

5.	Related Party Transactions

During the nine months ended September 30, 2012, the Company incurred $91,280 in management fees paid in cash to directors and officers of the Company (September 2011 - $12,972).

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

f)
During the nine months ended September 30, 2012 the Company issued the following shares under the Securities Act of 1933 exemption Rule 144:

During the three months ended March 31, 2012, the company did not issue any common shares.

On June 28, 2012, the company agreed to issue 50,000 shares of common stock of the company at a fair value of $0.32 per share and recorded value of $16,000 to retire debt that was over a year old.  The issuance the share certificates were in process as of September 30, 2012.

On June 29, 2012, the company agreed to issue a total of 550,000 restricted shares of common stock at a fair value of $0.35 per share and a total recorded value of $192,500 as part of the exercise of warrants.  The issuance of the associated share certificates were in process as of September 30, 2012.

On August 17, 2012, the agreed to issue a total of 330,333 restricted shares of common stock at a fair value of $0.35 per share and a total recorded value of $116,667 as part of the exercise of warrants.  The issuance of the associated share certificates were in process as of September 30, 2012.

As at September 30, 2012, the Company had 14,982,478 shares issued and outstanding

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

The following table summarizes information about the warrants at September 30, 2012, and the changes for the last nine months then ended:

	Number of warrants	Weighted average exercise price
	$	$

Warrants outstanding – Beginning of year	1,591,666	0.35
Exercised	(883,333)	0.35
Expired	(616,666)	0.35
Warrants outstanding – End of year	91,667	0.35

The following table summarizes information about warrants outstanding and exercisable at September 30, 2012:

Exercise Price ($)	Expiry date	Warrants outstanding	Weighted average remaining life (years)

0.35	November 18, 2012	91,667	0.13
		91,667	0.13

h)	Stock Options

On July 15 2010, the Company granted 2 million incentive stock options to various directors, officers, advisors and consultants.  The stock options are exercisable at a rate of $0.70 per share over a period of three years.

As at December 31, 2011, the Company has no options outstanding

7.	Subsequent Event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and all material subsequent events have been disclosed as stated above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”) provides information for the fiscal quarter ended September 30, 2012.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the quarter ended September 30, 2012 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

Certain statements in this MD&A constitute forward-looking statements or forward-looking information within the meaning of applicable securities laws. You should carefully read the cautionary note in this MD&A regarding forward-looking statements and should not place undue reliance on any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Additional information about the Company, including our most recent consolidated financial statements and our Annual Information Form, is available on our website at www.igen-networks.com, or on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

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

Overview

In the third quarter of 2012 the Company continued to focus on executing the business plan of growing revenue, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, applying for a listing on a formal exchange, and raising required capital.

The following are highlights from the Company’s Q3 financial results:

-	An increase in assets and working capital surplus
-	A 43% increase of Q3 revenues over Q2
-	Four consecutive quarters of revenue growth
-	Net increase in cash over the previous quarter
-	Q3 net loss of $113,591, reflecting increased expenses related to growing investment in sales channels development and business expansion.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

Over the last quarter the Company’s asset, liabilities, and working capital positions were marginally improved from the previous quarter:  current assets increased 1.3%, current liabilities were basically unchanged, and working capital increased 1.5%.

As of September 30, 2012, the Company had total current assets of $241,984, an increase of $18,105 from the $223,879 reported as of December 31, 2011 and an increase of $3,148 from the $238,836 reported the previous quarter.  Current assets remained primarily cash though accounts receivables did increase somewhat over the quarter, rising from $4,247 to $23,284.  These receivables were primarily fees owed for sales commissions, development services, and management services for Gogiro Internet Group.

The Company’s current liabilities as of September 30, 2012 were $26,879, unchanged from the end of Q2 but remaining significantly reduced from the $81,798 reported as of December 31, 2011.  Current liabilities remain primarily all payables and consisting mostly of fees for professional services and related expenses

IGEN therefore ended the quarter with a slight quarter-on-quarter increase in its working capital surplus.  Working capital surplus as of September 30, 2012 was $215,105, up marginally from the $211,979 reported at the end of Q2, and still up significantly from the $142,081 reported at previous fiscal year end.

Total Assets and Liabilities, Net Assets

During the last quarter there was little net change in the Company’s assets.

Total assets as of September 30, 2012 were $542,808, up marginally from the $539,709 reported at the end of Q2, and up from the $524,849 reported at 2011 year end.  Total assets were principally $300,000 in capital assets made up of investments in Gogiro Inc., and Machlink Corporation, and $209,892 in cash.

As of September 30, 2012 the Company’s total liabilities were only its current liabilities of $26,879.

Net assets as of September 30, 2012 were $515,929, a marginal increase from the $512,852 reported at the end of Q2, but still a significant increase from the $443,051 reported at 2011 year end.  As reported previously the increase in net assets over 2011 year end was due primarily to the combination of reduced liabilities and increased cash position resulting from increased private investment in the company, coupled with increasing revenues.

The Company believes it has adequate working capital and projected net revenues to maintain existing operations for approximately six to nine months without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for existing products.  It is anticipated the Company will raise additional capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

Revenues

In Q3 the Company had a 4th consecutive quarter of revenue growth.  Q3 revenues were $31,062, up 43% from reported Q2 revenues of $21,721.

Revenues for the nine month period ending September 30, 2012 were $60,276 compared with $0 for the same period in 2011.

Revenues consisted primarily of growing sales commissions, management fees, and fees for software development services for Gogiro Internet Group Inc, in whom IGEN is invested and with whom IGEN signed a Market Development Agreement in November 2011.

Expenses

The company saw increased expenses in Q3.

Expenses for Q3 2012 totaled $144,735 up from $105,198 in the previous quarter, and compared with $77,221 for the similar period in 2011.

Expenses for the nine month period ending September 30, 2012 was $340,108, up from $155,245 reported for the similar period in 2011.

The primary contributors to the increase in expenses over the nine month period was captured in General and Administrative, which included new insurance costs of $20,304, growing marketing and advertising costs of $36,488, and sales commissions of $21,748.
The Company also incurred increased professional fees (primarily accounting, auditing, and legal fees), and travel costs.
These increased costs are consistent with the Company’s plan to invest in expansion of sales channels and grow companies in which the Company is invested.

Net Income (Loss)

As a result of the above, for the quarter ending September 30, 2012 the Company had a net loss of $113,591, (or $0.008 per basic and diluted share), compared with a loss in Q2 of $56,016 (or $0.004 per basic and diluted share), and compared with a loss for the same period in 2011 of $72,286 (or $0.007 per basic and diluted share).

Net losses for the nine month period ending September 30, 2012 were $252,289 (or $0.018 per basic and diluted share), compared with a net loss for the similar period in 2011 of $154,904 (or $0.013 per basic and diluted share).

The increase in net losses over the nine month period of the previous year is a result of the increased expenses commensurate with the Company’s revised business model, as referenced above under ‘Expenses’, and are primarily attributable to increasing costs in marketing and advertising, sales commissions, company insurance, and legal and accounting professional fees.

Cash Flows

The company saw a net increase of cash in the nine month period ending September 30, 2012 of $12,562, leaving $209,892 in cash at the end of the period.  This was due to the net cash used in operating activities of $296,606 (including $252,289 of net loss), being offset by proceeds of $309,167 from the exercise of warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months covered by this report and ended September 30, 2012 the following securities were sold or issued:

During the three months ended March 31, 2012, the company did not issue any common shares.

On June 28, 2012, the company agreed to issue 50,000 shares of common stock of the company at a fair value of $0.32 per share and recorded value of $16,000 to retire debt that was over a year old.  The issuance of the share certificates were in process as of September 30, 2012.

On June 29, 2012, the company agreed to issue a total of 550,000 restricted shares of common stock at a fair value of $0.35 per share and a total recorded value of $192,500 as part of the exercise of outstanding warrants.  The issuance of the associated share certificates were in process as of September 30, 2012.

On August 17, 2012, the agreed to issue a total of 330,333 restricted shares of common stock at a fair value of $0.35 per share and a total recorded value of $116,667 as part of the exercise of warrants.  The issuance of the associated share certificates were in process as of September 30, 2012.

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

IGEN Networks Corp

November 13, 2012	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Company Name

November 13, 2012	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer