Form 10-K
period 2012-12-31
IGEN NETWORKS CORP
filed 2013-04-16
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of April 5, 2013 was $2,247,372 based on the closing price of the common stock of $0.15.

The number of shares of the registrant's common stock outstanding as of December 31, 2012 is 14,982,478.

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

Through August 2011, IGEN was in the business of providing high-speed Internet, Phone and Data services to rural communities via licensed third party technology.  As of September 2011, in concert with securing new management and investment, the company expanded its business model to invest and actively manage the growth of privately held technology companies that specialized in wireless broadband solutions, Software as a Service (Saas), and Machine to Machine (M2M) revenue models serving small business, government agencies and commercial enterprise.

The Company has offices in the United States and Canada.  The U.S. head office is located at 119 North Henry Street, Alexandria, Virginia 22314.  The Canadian office is located at Suite 102, 3833 Henning Drive, Burnaby BC, Canada, V5C 6N5.  The Company’s phone number is 1-888-244-3650.

The Company itself currently owns no patents.  The Company is in the process of securing trademarks and distribution licenses through increased ownership of privately held technology companies.

During the fiscal year ending December 31, 2011, the company did no research and development.  During the fiscal year ending December 31, 2011, the company spent approximately $54,725 on research and development, 96% of which was borne by customers.

The Company is not aware of any government approval or regulations, other than those governing the normal course of business, which will affect its own business.  However, the Company is invested in and foresees future investment in, or possible joint ventures with, companies for which local, regional or national regulatory approvals, particularly those pertaining to wireless networks, may apply.

The Company is not aware of any significant costs or effects of compliance with environmental laws.

The Company currently has four full-time employees and one part-time employee.  All management activities are currently undertaken by Directors of the Company and the Company also relies on subcontractors for a number of professional services.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Principal Market

The Company’s common shares currently trade on the OTC market in the United States and are quoted on the OTCQB under the symbol IGEN.

High and Low Sales Prices

Quarter Ended	High	Low
2011
March 31, 2011	$0.67	$0.31
June 31, 2011	$0.65	$0.24
September 31, 2011	$0.50	$0.20
December 31, 2011	$0.39	$0.25

2012
March 31, 2012	$0.36	$0.20
June 31, 2012	$0.35	$0.24
September 31, 2012	$0.23	$0.23
December 31, 2012	$0.23	$0.16

Holders

As of December 31, 2012, there were 58 registered shareholders of common shares and an unknown number of holders whose stock is held in “street name”.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

As of December 31, 2012 there were no securities authorized for issuance under equity compensation plans.

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

2012

During the twelve months ended December 31, 2012, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On June 28, 2012 the company issued 50,000 restricted common shares at a fair value of $0.32 per share and a total recorded value of $16,000 to a related party for services rendered to the company.

On June 29, 2012 the company issued a total of 550,000 restricted common shares for which the company received a total of $192,500 in subscriptions for shares at a price of $0.35 per share as part of the exercising of warrants.

On August 17, 2012 the company issued a total of 333,000 restricted common shares for which the company received a total of $116,667 in subscriptions for shares at a price of $0.35 per share as part of the exercising of warrants.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”) provides information for the year ended December 31, 2012.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In 2012 the Company continued to focus its efforts on executing to its new business model of generating revenues and increasing shareholder value through managing growth of our invested companies, building infrastructure platforms to support future cloud-based services, and continued to reduce debt, expenses and net loss.

As a result, we exited 2012 with a positive balance sheet, significantly increased revenues, significantly reduced expenses and net losses, growing investments in several high-tech companies, several distribution agreements, cloud-based server infrastructure in place, and we believe we are in a solid position to raise capital and move the Company and its portfolio companies forward toward profitable growth.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2012, the Company had total current assets of $152,550, a decrease of $71,329 from the end of the year previous. Current assets were primarily $106,894 in accounts receivable, all owed by Gogiro Internet Group for sales commissions and a combination of development services, IT services and management services provided by iGen to Gogiro.

The Company’s current liabilities as of December 31, 2012 were $86,361, up marginally from the $81,798 reported at the end of the year previous.   Current liabilities were primarily payables for development, IT infrastructure and services, advertising, contractor fees, legal fees and accounting fees.

IGEN ended 2012 with a working capital surplus of $66,189, down from $142,081 at the end of 2011.

Total Assets and Liabilities, Net Assets

As of December 31, 2012 the Company’s total assets was $409,753, a net reduction of $115.096 from the year prior. This includes the reduction in current assets of $71,329 described above, coupled with a net reduction of $43,767 in capital assets.  The Company’s capital assets remained primarily investments in Gogiro Internet Group and Machlink Inc.  During 2012 the Company invested a further $50,000 to purchase additional shares of Gogiro, but recorded a $100,000 impairment in its investment in Machlink due to share dilution, resulting in a net reduction of $43,767 in capital assets, and as the Company’s total liabilities were limited to its current liabilities, this resulted in 2012 year end net assets of $323,392, a reduction of $119,659 from the year prior.

As of December 31, 2012, Company had an accumulated deficit of $4,720,297.

The Company believes it has adequate working capital and projected revenues to maintain existing operations for approximately one quarter without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investments and in expansion of distribution channels.  It is anticipated the Company will raise capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

As of December 31, 2012, the Company had record revenues of $134,683, compared with $2,950 in 2011.   Reported revenues are currently all attributable to Gogiro Internet Group Inc, in whom IGEN is invested and with whom IGEN signed a Market Development Agreement in November 2011.  Revenues include sales commissions, development and IT services, and management fees.

Expenses as of December 31, 2012 totaled $490,133, a significant 30% reduction from 2011 expenses of $698,207 and 2010 expenses of $2,280,761.   The reduction in 2012 over 2011 was primarily attributed to significant reduction in consulting and business development fees.

Other additional expenses, not included in the above, include the write-off of $100,000 impairment on the investment in Machlink Inc. due to share dilution.

As of December 31, 2012 the Company had a net loss of $444,826 or $0.03 per basic & diluted share.  This is a significant improvement over net losses of $875,679 in 2011, and net losses of $2,983.401 in 2010, and represents a year on year reduction in net loss of 49%

Cash Flows

As of December 31, 2012 the Company saw a net decrease in cash of $161,453.  The primary source of cash was net proceeds from financing activities of $309,167, all due to the exercising warrants granted as part of private placements done in 2011.  This was offset by cash investments, $58,613, including a second $50,000 direct investment in Gogiro Internet Group, and a net loss of cash used operating activities of $412,007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s audited consolidated financial statements for the year ended December 31, 2012 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the years ended December 31, 2012 and 2011

ACAL GROUP

CHARTERED ACCOUNTANTS

PCAOB & CPAB Registrant

SUITE 1850
1066 WEST HASTINGS STREET
VANCOUVER, BC V6E 3X2

T: 604.683.3850
F: 604.688.8479

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	the Board of Directors and Stockholders of
IGEN Networks Corp.

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

“ACAL Group”
                                                                                                                                                         Chartered Accountants
Vancouver, British Columbia
April 16, 2013

IGEN NETWORKS CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2012	December 31, 2011
Assets
Current
Cash	$35,878	$197,331
Accounts receivable	106,894	2,950
HST Receivable	4,778	-
Prepaid expenses	5,000	23,598
	152,550	223,879

Investment (Note 3)	250,340	300,000
Equipment (Note 4)	6,863	970
Total Assets	$409,753	$524,849

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$59,790	$56,481
Accrued liabilities	26,571	25,317
	86,361	81,798
Shareholders’ Equity
Capital Stock (Note 7) Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding - 14,982,478 and 14,049,145 respectively	14,982	14,049
Additional paid-in capital	5,028,707	4,704,473
Deficit accumulated	(4,720,297)	(4,275,471)
	323,392	443,051
Total Liabilities and Shareholders' Equity	$409,753	$524,849

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011

Revenue
Management services	$50,666	$-
Commission fees	84,017	2,950
	134,683	2,950
Expenses
Advertising expense	29,241	-
Consulting and business development fees	32,649	432,280
Depreciation	2,380	108
General and administrative	153,639	55,855
Interest expense	-	2,839
Management fees (Note 6)	123,908	29,451
Professional fees	90,431	81,173
Stock-based compensation	-	-
Transfer agent & filing fees	8,315	13,908
Travel and accommodation	49,570	82,593

	490,133	698,207

Foreign exchange loss	1,718	4,430
Impairment on investment	100,000	-
Write-off of prepaid expenses	14,682	-
Write-off of technology license	-	467,000
Gain on debt settlement	(27,024)	(291,008)

	89,376	180,422
Net Loss and Comprehensive Loss Applicable to Common Shares	$(444,826)	$(875,679)
Net Loss per Basic and Diluted Shares	$(0.03)	$(0.09)
Weighted Average Number of Common Shares Outstanding	14,476,422	10,236,080

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(444,826)	$(875,679)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	2,380	108
Write-off of prepaid expenses	14,682	-
Write-off of technology license	-	467,000
Impairment on investment in Machlink	100,000	-
(Increase) decrease in prepaid expenses	3,916	(23,598)
(Increase) decrease in accounts receivable	(103,944)	(2,950)
(Increase) decrease in HST receivable	(4,778)	-
Increase (decrease) in accounts payable and accrued liabilities	47,587	99,701
Increase (decrease) in shareholder's loans	-	-
Shares issued for services	-	390,000
Gain on debt settlement	(27,024)	(291,008)
Stock-based compensation	-	-

Net cash used in operating activities	(412,007)	(236,426)

Cash Flows from Investing Activities
Investment in Gogiro	(50,340)	(50,000)
Acquisition of capital assets	(8,273)	(1,078)
Acquisition of technology license	-	-

Net cash provided from investing activities	(58,613)	(51,078)

Cash Flows from Financing Activities
Common stock issued for cash	-	505,000
Proceeds received from exercised warrants	309,167	-
Proceeds received from loans - related parties	-	-
Payments made on loans - related parties	-	(20,911)
Net cash provided by financing activities	309,167	484,089

Net Increase (Decrease) in cash	(161,453)	196,585
Cash, Beginning of Year	197,331	746
Cash, End of Year	$35,878	$197,331

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash operating, financing and investing activities
Shares issued for services	$-	$420,000
Shares issued for technology	$-	$-
Shares issued for settlement of debt	$16,000	$381,316
Shares issued for investment	$-	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

					Total
	Common Stock		Additional	Deficit	Stockholders’
	Shares	Amount	Paid-in-capital	Accumulated	Equity (Deficit)

Balance December 31, 2010	11,436,427	$11,436	$4,480,770	$(3,399,792)	$1,092,414
Cancellation of common shares issued for technology on April 13, 2010 at $0.65 per share	(2,000,000)	(2,000)	(1,298,000)	-	(1,300,000)
Common shares issued for services on May 16, 2011 at $0.60 per share	650,000	650	389,350	-	390,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	41,667	42	24,959	-	25,000
Common shares issued for cash on September 8, 2011 at $0.60 per share	50,000	50	29,950	-	30,000
Common shares issued for cash on September 12, 2011 at $0.30 per share	1,499,999	1,500	448,500	-	450,000
Common shares issued for debt on December 5, 2011 at $0.30 per share	1,271,052	1,271	380,045	-	381,316
Common shares issued for services on December 7, 2011 at $0.30 per share	100,000	100	29,900	-	30,000
Common shares issued for investment on December 31, 2011 at $0.25 per share	1,000,000	1,000	249,000	-	250,000
Share issuance costs	-	-	(30,000)	-	(30,000)

Net loss	-	-	-	(875,679)	(875,679)

Balance December 31, 2011	14,049,145	14,049	4,704,473	(4,275,471)	443,051
Common shares issued for debt on June 28, 2012 at $0.32 per share	50,000	50	15,950	-	16,000
Exercised warrants on June 29, 2012 at 0.35 per share	333,333	333	116,334	-	116,667
Exercised warrants on June 29, 2012 at 0.35 per share	166,667	167	58,166	-	58,333
Exercised warrants on June 29, 2012 at 0.35 per share	50,000	50	17,450	-	17,500
Exercised warrants on August 17, 2012 at 0.35 per share	333,333	333	116,334	-	116,667

Net loss	-	-	-	(444,826)	(444,826)

Balance December 31, 2012	14,982,478	$14,982	$5,028,707	$(4,720,297)	$323,392

The accompanying notes are an integral part of these consolidated financial statements.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
(expressed in U.S. dollars)

1.	Nature and Continuance of Operations

IGEN Networks Corp, together with its subsidiary IGEN Business Solutions Inc., (collectively, “the company, we, our”) was incorporated in the State of Nevada on November 14, 2006.  The company has been primarily in a development state since inception pursuing a variety of different technologies and markets, but in September of 2011 took on new investment and management and a new business model.  The Company is no longer a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, Development Stage Entities as of January 1, 2012.  IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service (Saas), and Machine to Machine (M2M) solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue through 2012, and is no longer considered to be in a development stage.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, to successfully grow the companies in which it is invested the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. As at December 31, 2012 the Company has accumulated losses of $4,720,297 since inception.  This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
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

e)	Equipment

Office equipment  and computer are recorded at cost. Amortization is provided annually at rates and methods over their estimated useful lives as follows, except in the year of acquisition when one half of the rate is used. Management reviews the estimates of useful lives of the assets every year and adjust them on prospective basis, if needed.

Office equipment	20%	declining balance

Computer	55%	declining balance

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
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

The Company’s reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity.

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

i)	Changes in Accounting Policies and Recent Accounting Pronouncements

The Company does not have a significant effect on its consolidated financial statements on the adoption of the following issued accounting pronouncements.

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

k)	Comprehensive loss

FASB ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2012 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Under the amended agreement dated December 31, 2011, IGEN would negotiate a license to sell, distribute, sub-license and market Machlink’s system, platform and proprietary information in all countries and global markets excluding: Mexico, Belize, Bahamas, Cambodia, Thailand, Vietnam, and the Ectel Countries of the SE Caribbean. Furthermore, IGEN was licensed to market Machlink technology in Canada, Australia, Europe, South America and the United States, on a non-exclusive basis.

In consideration two million (2,000,000) common shares of the Company were issued to Machlink at fair value of $0.65 per share and recorded at $1,300,000. The Company also paid $267,000 on October 1, 2010, under the terms of the amended agreement, for a new system from Machlink. This in addition to the $200,000 consideration already paid to Machlink under the terms of the original May 7, 2010 agreement, including, $50,000 down, $50,000 paid on July 23, 2010, and $100,000 paid on September 17, 2010. Further, IGEN would pay a platform fee at the rate of 3% of gross revenue for any systems deployed through the efforts of IGEN.

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

On November 23, 2011 the Company expended $50,000 to Gogiro Internet Group (Gogiro) to acquire 200,000 shares of Gogiro pursuant to an option agreement to purchase up to 9.5% of Gogiro represented by total of 800,000 shares at $0.25 per share under the following terms:

(a) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on March 31th, 2012 (exercised),
(b) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on June 30th, 2012 (Not exercised),
(c) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on September 30th, 2012(Not exercised),
(d) 200,000 of the Common Shares Option expiring at 4:30 p.m. PST on December 31th, 2012 (Exercised)

On October 17, 2012 the Company expended $50,000 to Gogiro Internet Group (Gogiro) to acquire a further 200,000 shares of Gogiro at $0.25 pursuant to the above option agreement.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
(expressed in U.S. dollars)

3.	Investments (Continued)

Summary:

Investment in Machlink	43 common shares acquired	$150,000

Investment in Gogiro	400,000 common shares acquired	$100,340

Total Investments		$250,340

Investments in Machlink and Gogiro are carried at cost values less impairment as these investments do not have a quoted market price in an active market. The company recorded impairment of $100,000 in investment in Machlink for the year-ended December 31, 2012.

4.	Equipment

			Net Book Value
	Cost	Accumulated Amortization	2012	2011
Office equipment	$1,603	$354	$1,248	$970
Computer	$7,760	$2,145	$5,615	$0
TOTAL	$9,363	$2,500	$6,863	$970

5.     Shareholders’ loans

As of December 31, 2012 and December 31, 2011, there were no shareholder loans.

6.     Related Party Transactions

During the twelve months ended December 31, 2012 the Company incurred $123,908 in management fees paid in cash to directors and officers of the Company (December 2011 - $29,450).

During the twelve months ended December 31, 2012 the Company recorded the following transactions with Gogiro Internet Group, which shares a common Officer and Director with the Company:

-	Commissions and Consulting Income from Gogiro of $84,017
-	Management, Development and Service Fees from Gogiro of $50,666
-	Advertising Expenses to Gogiro of $26,860
-	Office Rent Expenses to Gogiro of $7,490

As of December 31, 2012 the Company had Account Receivables of $106,894 and Accounts Payable of $9,520 with Gogiro Internet Group.

As of December 31, 2012 the Company had total investment of $100,340 representing 400,000 shares in Gogiro Internet Group.  (December 2011 - $50,000/200,000 shares)

The amount due to a related party of December 31, 2011 of $266,089 was forgiven during the twelve months ended December 31, 2011 pursuant to the renegotiation of the contract with the Machlink (please refer to note 3). The reversal of the loan amount is shown as an expense recovery in the statement of operations at December 31, 2011.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
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

d)	During the twelve months ended December 31, 2011, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

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

e)	During the twelve months ended December 31, 2012, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On June 28, 2012 the company issued 50,000 restricted common shares at a fair value of $0.32 per share and a total recorded value of $16,000 to a related party for services rendered to the company. The gain of $27,024 on this settlement was recognized in the consolidated statement of operations during the twelve months ended December 31, 2012.

On June 29, 2012 the company issued a total of 550,000 restricted common shares for which the company received a total of $192,500 in subscriptions for shares at a price of $0.35 per share as part of the exercising of warrants.

On August 17, 2012 the company issued a total of 333,000 restricted common shares for which the company received a total of $116,667 in subscriptions for shares at a price of $0.35 per share as part of the exercising of warrants.

Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
(expressed in U.S. dollars)

7.     Stockholders' Equity (Deficit) – continued

f)	Common share purchase warrants:

During the year ended December 31, 2011, the Company issued 91,667 units pursuant to a private placement at a price of $0.60 per unit for gross proceeds of $55,000.  Each unit consists of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional share of common stock at a price of $0.35 for one year.  The Company allocated $41,078 to the common shares and $13,922 to the share purchase warrants based on the relative fair values.

During the year ended December 31, 2011, the Company issued 1,499,999 units pursuant to a private placement at a price of $0.30 per unit for gross proceeds of $450,000.  Each unit consists of one common share and one share purchase warrant, with each warrant entitling the holder to purchase one share at an exercise price of $0.35 per share for one year. The Company allocated $304,415 to the common shares and $145,585 to the share purchase warrants based on the relative fair values.

During the year ended December 31, 2012, the Company issued a total of 883,333 restricted common shares at a price of $0.35 per share pursuant to exercising of warrants issued in 2011.  The remaining 708,333 warrants expired unexercised during the year ended December 31, 2012. As of December 31, 2012, the Company had no warrants outstanding.

The following table summarizes information about warrants outstanding and exercisable at December 31, 2012:

	Number of warrants $	Weighted average exercise price $

Warrants outstanding – Beginning of year	1,591,666	0.35
Exercised	(883,333)	0.35
Expired	(708,333)	0.35

Warrants outstanding – End of year	-	-

d)	Stock Options

On July 15 2010, the Company granted 2 million incentive stock options to various directors, officers, advisors and consultants.  The stock options are exercisable at a rate of $0.70 per share over a period of three years.

On April 21, 2011, all the options were cancelled. As at December 31, 2012 and December 31, 2011, the Company has no options outstanding.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
(expressed in U.S. dollars)

8.     Income Taxes

Reconciliation of the Company’s income tax expenses are as follows:

	Dec 31, 2012	Dec 31, 2011

Loss for the year	$(444,826)	$(875,679)
Expected income tax recovery at statutory rates of 35%	(155,689)	(306,488)
Non-deductible item	26,227	63,721
Increase in valuation allowance	129,462	242,767
	$-	$-

The components of future income tax assets are as follows:

	Dec 31, 2012	Dec 31, 2011
Future income tax assets
Non-capital losses carried forward and others	$1,310,363	$1,180,901
Less: Valuation allowance	(1,310,363)	(1,180,901)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $3,741,000 and $3,374,000 as of December 31, 2012and December 31, 2011, respectively, which may be offset against future taxable income through to 2032.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011, 2010, 2009, 2008, 2007 and 2006.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2012 and 2011
(expressed in U.S. dollars)

9.     Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk

The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary as at December 31, 2012. The Company does not actively hedge against foreign currency fluctuations.

Interest Rate Risk

The Company has cash balances and no interest bearing debt. The Company’s current policy is to invest excess cash in high yield term deposits and bankers’ acceptance. The Company regularly monitors its cash management policy. Interest rate risk is remote as the interest rates on the Company’s short-term investment have fixed interest rates.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities.

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2012, the Company had a working capital surplus of $66,189 (2011 – $141,982).

10. Subsequent Event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and reports the following subsequent events:

On March 12 2013 the Company acquired 2,078,080 shares of Gogiro Internet Group, Inc. through the issuance of 1,731,733 restricted common shares of the Company.  Neil Chan, CEO and Director of both companies, exchanged 2,000,000 Gogiro shares for 1,666,667 shares of the Company.  The purchase was approved through Board of Director’s consent resolution in which Neil Chan abstained from voting and specified in a Stock Purchase Agreement signed between Neil Chan and the Company.  As of the date of the filing of this 10K the share issuances were in process.

On March 25, 2013 via Board of Directors Consent Resolution the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options, and granted 1,475,000 options to Directors of the Company, consistent with employment agreements signed in 2011 and included as Exhibit 10.1 and 10.2.

On March 26, 2013, Neil Chan exercised his options to purchase 444,444 at the strike price of $0.09 per share for a total price of $39,999.96.  As of the date of the filing of this 10K the share issuance was in process.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2012 there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of December 31, 2012:

Name	Age	Position	Term of Office
Robert Nealon	57	Director, Chairman of the Board	8 July 2010 to present
Neil G. Chan	51	Director, Chief Executive Officer	1 September 2011 to present
Richard Freeman	52	Director, Chief Operating Officer	1 November 2011 to present

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

Mr. Nealon was appointed to the Virginia Small Business Advisory Board by former Virginia Governor Warner and was reappointed to this state board by Governor Kaine through 2010 as its Chairman. Mr. Nealon is also a current appointee to the George Mason University Advisory Board for the Institute for Conflict Analysis and Resolution in Arlington, Virginia. He  is a Director of the Alexandria Small Business Development Corporation. He is also an active member of the National Press Club and the Democratic National Club.

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

In 2011 Mr. Freeman was Sr. VP Operations and Product Management for Saturna Green Systems, focusing on developing embedded telematics solutions for the electric vehicle industry.  Mr. Freeman holds a BaSC in Electrical Engineering from the University of British Columbia.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)		Stock awards ($)	Option awards ($)		Total($)
Neil G. Chan Director, President & CEO	2012 2011	60,070 19,6794	4 4	0 0	0 0		60,070 19,679
Richard Freeman Director, COO	2012 2011	63,8274 9,7714	4 4	0 0	0 0		63,827 9,771
Monty Ormsby Director, President1	2012 2011	0 0		0	0 -123,500	3	0 -123,500
Richard Gilbertson Director, CFO1	2012 2011	0 0		0 0	0 -71,600	3	0 -71600
Michael Grudman Director, CFO2	2012 2011	0 0		0 0	0 -143,200	3	0 -143,200

1Resigned September 1, 2011
2Resigned July 5, 2010
3Options granted in 2010 that were cancelled by board resolution in 2011.
Valuation of Stock and Option awards are based on the issuance details listed in the Statement of Stockholder’s Equity in the Company’s financial statements.
4Salary for services as an executive officer.  No compensation for services as a director received in 2011 or 2012.

Outstanding Equity Awards at Fiscal Year-end

The company currently has no unearned, unvested, or unexercised options, shares, units, or other rights.    All previously granted stock awards were fully vested when granted, and any and all previously granted options were cancelled by board resolution in 2011.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards	Total($)
Robert Nealon Director, COB	2012 2011	0 0	0 250,000	0 -179,000	0 -179,000
1Provides information on Directors not serving as executive officers only.  Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.
2Options granted in 2010 that were cancelled by board resolution in 2011.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors are currently not paid any compensation for acting as directors.  None of the directors of the company were compensated for acting in their capacity as a director in 2012.

Compensation of Executives

The CEO and COO of the Company, who are also directors of the Company, are paid $60,070 and $63,827 per annum respectively as compensation for services in their respective capacities as executive officers.  No options or stock compensation were granted to executive officers in 2012.

There are currently no long term incentive plans or pension plans for directors or officers of the Company.

The company does not currently provide indemnity insurance coverage for directors and officers of the Company.

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

The following tables list information that is accurate as of December 31, 2012.

Securities authorized for issuance under equity compensation plans

On July 15, 2010, the Company granted two million incentive stock option, exercisable at a rate of $0.70 per share over a period of three years,  to various directors, officers, advisors and consultants of the Company.  However on April 21, 2011, all options were cancelled by resolution of the board.  As of December 31 2012 the Company had no options outstanding.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Security Ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	Machlink Inc 321 Port St. Charles, St. Peters, Barbados	1,000,000	6.67%

Security Ownership of management

1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	4) Percent of class
	Robert Nealon Director, COB	521,571	3.48%
	Neil G. Chan Director, President & CEO	20,000	0.13%
	Richard Freeman Director, COO	0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

On March 12 2013 the Company acquired 2,078,080 shares of Gogiro Internet Group, Inc. through the issuance of 1,731,733 restricted common shares of the Company.  Neil Chan, CEO and Director of both companies, exchanged 2,000,000 Gogiro shares for 1,666,667 shares of the Company.  The purchase was approved through Board of Director’s consent resolution in which Neil Chan abstained from voting and specified in a Stock Purchase Agreement signed between Neil Chan and the Company.  As of the date of the filing of this 10K the share issuances were in process.  Between February 20 2013 and March 15 2013 the Company’s shares traded at or closed at $0.10 on the OTCQB so the approximate value of the transaction calculated on the basis of market value would be $207,808 and the amount of Neil Chan’s interest in the transaction would be $166,666.

Director Independence

The Company’s common stock is listed on the OTCQB inter-dealer quotation system, which does not have director independence requirements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements in quarterly filings, or services associated with statutory and regulatory filings for the last two fiscal years are as follows:

2011: $17,500
2012: $17,500

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2011:  $0
2012:  $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2011:  $0
2012:  $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2011:  $0
2012:  $0

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

(1)Financial statements:
- Audited Financial Statements for the year ended December 31, 2012

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

IGEN Networks Corp

April 15, 2013	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Company Name

April 15, 2013	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer