Form 10-Q
period 2013-03-31
IGEN NETWORKS CORP
filed 2013-05-15
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

The number of shares of the registrant's common stock issued and outstanding as of May 15, 2013 is 15,426,922.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited interim consolidated financial statements for the three month period ended March 31, 2013 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the three months ended March 31, 2013

IGEN NETWORKS CORP.
Consolidated Balance Sheets (Unaudited)
(Expressed in U.S. dollars)

	March 31, 2013	December 31, 2012
Assets
Current
Cash	$41,764	$35,878
Accounts receivable	86,881	106,894
Sales taxes receivable	-	4,778
Prepaid expenses	5,000	5,000

	133,645	152,550

Investment	250,340	250,340
Equipment	5,952	6,863

Total Assets	$389,937	$409,753
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$93,766	$59,790
Accrued liabilities	26,468	26,571
Sales taxes payable	9	-

	120,243	86,361
Shareholders’ Equity (Deficit)
Capital Stock Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding - 15,426,922 and 14,982,478 respectively	19,426	14,982
Additional paid-in capital	5,160,488	5,028,707
Accumulated other comprehensive loss	(1,533)	-
Deficit accumulated	(4,908,687)	(4,720,297)
Total Liabilities and Shareholders' Equity	269,694	323,392
	$389,937	$409,753

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statement of Operations (Unaudited)
(Expressed in U.S. dollars)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012

Revenue
Management services	$11,797	$-
Commission fees	9,776	7,493
	21,573	7,493
Expenses
Advertising expense	4,662	0
Consulting and business development fees	14,878	5,158
Depreciation	829	48
Foreign exchange loss	396	-
General and administrative	49,371	24,554
Interest expense	-	65
Management fees	17,854	28,804
Professional fees	14,891	15,999
Stock-based compensation	96,225	-
Transfer agent & filing fees	405	1,404
Travel and accommodation	10,452	14,144

	209,963	90,176

Net loss for the period	$(188,390)	$(82,683)
Other comprehensive Loss
Net loss for the period	$(188,390)	(82,683)
Foreign currency translation adjustment	(1,533)	-
Total comprehensive loss	$(189,923)	$(82,683)
Net Loss per Basic and Diluted Shares	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	14,394,136	14,049,145

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Cash Flows (Unaudited)
(Expressed in U.S. dollars)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(188,390)	$(82,683)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	829	49
Write-off of prepaid expenses	-	-
Write-off of technology license	-	-
Impairment on investment in Machlink	-	-
(Increase) decrease in prepaid expenses	-	9,011
(Increase) decrease in accounts receivable	20,013	(4,532)
(Increase) decrease in HST receivable	4,778	-
Increase (decrease) in accounts payable and accrued liabilities	33,882	8,927
Increase (decrease) in shareholder's loans	-	-
Shares issued for services	-	-
Gain on debt settlement	-	-
Stock-based compensation	96,225	-

Net cash used in operating activities	(32,663)	(69,228)

Cash Flows from Investing Activities
Investment in Gogiro	-	-
Acquisition of capital assets	-	-
Acquisition of technology license	-	-

Net cash provided from investing activities	-	-

Cash Flows from Financing Activities
Common stock issued for cash	-	-
Proceeds received from exercised options	40,000	-
Proceeds received from loans - related parties	-	-
Payments made on loans - related parties	-	-
Net cash provided by financing activities	40,000	-

Effect of exchange differences on translation of foreign currency cash and cash equivalent	(1,451)	-
Net Increase (Decrease) in cash	5,886	(69,228)
Cash, Beginning of Period	35,878	197,331
Cash, End of Period	$41,764	$128,102

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash operating, financing and investing activities
Shares issued for services	$-	$-
Shares issued for technology	$-	$-
Shares issued for settlement of debt	$-	$-
Shares issued for investment	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)
(Expressed in U.S. dollars)

				Accumulated Other		Total
	Common Stock		Additional	Comprehensive	Deficit	Stockholders’
	Shares	Amount	Paid-in-capital	Loss	Accumulated	Equity (Deficit)

Balance December 31, 2011	14,049,145	$14,049	$4,704,473	$-	$(4,275,471)	$443,051
Common shares issued for debt on June 28, 2012 at $0.32 per share	50,000	50	15,950	-	-	16,000
Exercised warrants on June 29, 2012 at 0.35 per share	333,333	333	116,334	-	-	116,667
Exercised warrants on June 29, 2012 at 0.35 per share	166,667	167	58,166	-	-	58,333
Exercised warrants on June 29, 2012 at 0.35 per share	50,000	50	17,450	-	-	17,500
Exercised warrants on August 17, 2012 at 0.35 per share	333,333	333	116,334	-	-	116,667

Net loss	-	-	-	-	(444,826)	(444,826)

Balance December 31, 2012	14,982,478	$14,982	$5,028,707	$-	$(4,720,297)	$323,392
Exercised options on March 26, 2013 at 0.09 per share	444,444	4,444	35,556	-	-	40,000

Stock based compensation	-	-	96,225	-	-	96,225

Foreign currency translation adjustment	-	-	-	(1,533)	-	(1,533)

Net loss	-	-	-	-	(188,390)	(188,390)

Balance March 31, 2013	15,426,922	$19,426	$5,160,488	$(1,533)	$(4,908,687)	$269,694

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2013
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue through 2012 and into 2013 and is no longer considered being in a development stage.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on it’s ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. As at March 31, 2013 the Company has accumulated losses of $4,908,687 since inception.  This factor raises substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2012. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States expressed in US dollars and in management’s opinion have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2013
(Expressed in U.S. dollars)

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

On March 12 2013 the Company signed an agreement to acquire 2,078,080 shares of Gogiro Internet Group, Inc. through the issuance of 1,731,733 restricted common shares of the Company.  Neil Chan, CEO and Director of both companies, would exchange 2,000,000 Gogiro shares for 1,666,667 shares of the Company.  As of the date of the filing of this 10Q the transaction was not yet completed.

Summary:

Investment in Machlink	43 common shares acquired	$150,000

Investment in Gogiro	400,000 common shares acquired	$100,340

Total Investments		$250,340

Investments in Machlink and Gogiro are carried at cost values less impairment as these investments do not have a quoted market price in an active market.

 IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2013
(Expressed in U.S. dollars)

4.	Office Equipment

			Net Book Value
	Cost	Accumulated Amortization	2013	2012
Office equipment	$1,602	$417	$1,185	$1,248
Computer	$7,638	$2.871	$4,767	$5,615
TOTAL	$9,240	$3,288	$5,952	$6,863

5.     Shareholders’ loans

As of March 31, 2013 there were no shareholder loans (December 31, 2012 - $nil).

6.	Related Party Transactions

During the three months ended March 31, 2013, the Company incurred $32,732 in management fees paid in cash to directors and officers of the Company (Mar 31, 2012 - $28,804).

During the three months ended March 31, 2013 the Company recorded the following transactions with Gogiro Internet Group, which shares a common Officer and Director with the Company:

-	Commissions and Consulting Income from Gogiro of $21,554 (March 31, 2012 - $2,949)
-	Management, Development and Service Fees from Gogiro of $26,080 (March 31, 2012 - $Nil)
-	Advertising Expenses to Gogiro of $4,662 (March 31, 2012 - $Nil)
-	Office Rent Expenses to Gogiro of $1,785 (March 31, 2012 - $Nil)

As of March 31, 2013 the Company had:

-	Account Receivables of $83,439 (December 31, 2012 - $106,894) and Accounts Payable of $16,535 (December 31, 2012 - $9,520) with Gogiro Internet Group.
-	Total investment of $100,340 representing 400,000 shares in Gogiro Internet Group. (December 31, 2012 - $100,340/400,000 shares)

On March 12 2013 the Company signed an agreement to acquire 2,078,080 shares of Gogiro Internet Group, Inc. through the issuance of 1,731,733 restricted common shares of the Company.  Neil Chan, CEO and Director of both companies, would exchange 2,000,000 Gogiro shares for 1,666,667 shares of the Company.  As of the date of the filing of this 10Q the transaction was not yet completed.

On March 25, 2013 via Board of Directors Consent Resolution the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options, and granted 1,475,000 options to Directors of the Company, consistent with employment agreements signed in 2011.

On March 26, 2013, Neil Chan exercised his option to purchase 444,444 common shares in the Company at the strike price of $0.09 per share for a total price of $40,000.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2013
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

d)	During the twelve months ended December 31, 2012, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

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

e)	During the three months ended March 31, 2013, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On March 26, 2013, the company issued a total of 444,000 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

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

During the three month period ended March 31, 2013 the Company did not issue any new share purchase warrants and as of March 31, 2013 the Company had no warrants outstanding.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2013
(Expressed in U.S. dollars)

7.	Stockholders' Equity (Deficit) (Continued)

g)	Stock Options

On March 25, 2013 via Board of Directors Consent Resolution the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options, granted 1,475,000 options to Directors of the Company, consistent with employment agreements signed in 2011, and  a further 185,000 options were granted to employees and consultants of the Company. Each stock option entitles the option holder to purchase one common share of the Company on or before March 31, 2018 at an exercise price of $0.09.

The fair values of stock options granted are amortized over the vesting period where applicable. For the three months ended March 31, 2013, the Company recorded $96,225 (March 31m, 2012 - $nil) compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted and vested. The Company used an expected dividend yield of nil %, a calculated volatility of 191.92%, risk free interest rate of 0.13%, and 5 years expected option life to establish the fair values of options granted and vested.

On March 26, 2013, Neil Chan, Director and CEO of the Company, exercised his option to purchase 444,444 shares of the company at the strike price of $0.09 per share for a total price of $40,000.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

	Number of Options $		Weighted average exercise price $

Options outstanding – December 31, 2012	-		-
Granted	1,660,000		0.09
Exercised	(444,444)		0.09

Options outstanding – March 31, 2013	1,215,556	*	0.09
*Exercisable as at March 31, 2013 – 640,556

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2013
(Expressed in U.S. dollars)

 8.     Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk

The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary as at March 31, 2013. The Company does not actively hedge against foreign currency fluctuations.

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

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at March 31, 2013, the Company had a working capital surplus of $13,402  (December 31, 2012 – $66,189).

9.        Subsequent Events

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and reports the following subsequent events:

On April 17, 2013, the Company granted 215,000 options to employees and consultants of the Company.

On May 4, 2013, the Company raised debt financing of $100,000 from private shareholders via convertible debenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the fiscal quarter ended March 31, 2013.  This MD&A should be read together with our unaudited consolidated financial statements and the accompanying notes for the quarter ended March 31, 2013 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In the first quarter of 2013 the Company continued to focus on executing the business plan of growing revenue, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, applying for a listing on a formal exchange, and raising required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

Over the first quarter in 2013 the Company saw a reduction in both current assets and working capital from the end of the previous quarter.  Current assets, which continue to be largely accounts receivable and cash, decreased by $18,905 due primarily to reductions in accounts receivable.  Current liabilities increased by $33,882 due to an equivalent increase in accounts payable, which remain primarily fees for professional services and related expenses.  The reduction in current assets and increased payables resulted in a reduction over the quarter in working capital of $52,787, to $13,402.

Total Assets and Liabilities, Net Assets

During the last quarter total assets were reduced by $19,816, reflective of the equivalent change in current assets, there being no other significant change in assets over the quarter. The Company’s total liabilities were only its current liabilities, which as previously discussed saw an increase over the quarter of $33,882.  The combination of increased total liabilities and reduced total assets resulted in a reduction in net assets of $53,698.

The company is in the process of increasing its asset base and raising funds to improve its working capital position.  As of the filing of this 10Q the Company had raised $100,000 through convertible debenture financing, as reported in notes the financial statements under Subsequent Events, and had signed agreements to purchase 2,078,080 in Gogiro Internet Group, as reported in the notes to the financial statements under Related Party Transactions, bringing its total ownership in Gogiro to 31.5%.  The Company anticipates completion of this transaction in Q2 2013, which will result in impact to the Company’s total assets and net income.

The Company believes it has adequate working capital and projected net revenues to maintain existing operations for approximately three to six months without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for existing products.  It is anticipated the Company will raise additional capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

Revenues

In Q1 2013 all the Company reported revenues of $21,573 continue to consist of sales commissions, management fees, and fees for software development services for Gogiro Internet Group, in whom the Company is invested, shares management personnel, and with whom the Company signed a Market Development Agreement in November 2011.  Revenues increased by 188% over the same period the year prior.

Expenses

The company saw significant increased expenses in Q1 2013, up from $90,176 in Q1 2012 to $209,963, however $96,225 of this was accounting for stock-based compensation in the form of options granted to management. Without this element, regular expenses were $113,738, an increase of $23,562 over the same period the year prior, made up primarily of increased consulting, commissions, development subcontract, and administrative costs, which make up the majority of the Company’s expenses.  These increased costs are consistent with the Company’s plan to invest in expansion of sales channels, develop cloud-based network infrastructure and services, and grow companies in which the Company is invested
Net Income (Loss)

As a result of the above, for the quarter ending March 31, 2013 the Company had a net loss of $188,390 (or $0.013 per basic and diluted share), an increase of $105,707over the same period the year prior of $82,683.  However, $96,225 of this $105,707 increase was the allowance for stock-based compensation.  Outside this one item, net loss increased by only $9,482 over the same period the year prior.

Cash Flows

The company saw a slight increase of $5,886 in its cash position in the three month period ending March 31, 2013.  The Company used net cash of $32,663 in operating activities, but this was offset by 40,000 in proceeds from the exercise of options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months covered by this report and ended March 31, 2013 the following securities were sold or issued:

On March 26, 2013, the company issued a total of 444,000 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

Subsequent to the period covered by this report the following securities were sold or issued:

On May 4, 2013, the Company raised debt financing of $100,000 from private shareholders via convertible debenture.

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

Item 5. Other Information.

During the period covered by this report there was no information, required to be disclosed in a report on Form 8-K, that was not reported.

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

IGEN Networks Corp

May 14, 2013	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

May 14, 2013	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer