Form 10-Q
period 2013-06-30
IGEN NETWORKS CORP
filed 2013-08-19
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013.

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

The number of shares of the registrant's common stock issued and outstanding as of August 15, 2013 is 17,808,656.

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed interim consolidated financial statements for the six month period ended June 30, 2013 are included herewith.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Financial Statements

For the six months ended June 30, 2013

IGEN NETWORKS CORP.
Condensed Interim Consolidated Balance Sheets (Unaudited)
(Expressed in U.S. dollars)

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Operations (Unaudited)
(Expressed in U.S. dollars)

Note		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Revenue									
Management services	7	$	**27,078**	$	6,679	$	**38,875**	$	6,679
Commission fees	7		**16,116**		15,042		**25,892**		22,535
			43,194		21,721		**64,767**		29,214
Expenses									
Advertising expense	7		**9,598**		11,845		**14,260**		11,845
Consulting and business development fees			**76,663**		2,646		**91,541**		7,804
Depreciation			**866**		49		**1,695**		97
General and administrative	7		**53,898**		28,504		**103,269**		53,058
Interest expense			**2,800**		(65)		**2,800**		-
Management fees			**14,641**		27,359		**32,495**		56,163
Professional fees			**14,569**		16,305		**29,460**		32,304
Stock-based compensation	8(g)		**30,250**		-		**126,475**		-
Transfer agent & filing fees			**5,557**		3,727		**5,962**		5,131
Travel and accommodation			**2,347**		14,828		**12,799**		28,972
			211,189		105,198		**420,756**		195,374
Other income (losses)									
Foreign exchange gain (losses)			**(180)**		437		**(576)**		437
Share of losses from investment in an associate	4		**(13,917)**		-		**(13,917)**		-
Gain on debt settlement			-		27,024		-		27,024
			(14,097)		27,461		**(14,493)**		27,461
Net loss for the period		$	**(182,092)**	$	(56,016)	$	**(370,482)**	$	(138,699)
Other comprehensive Loss:									
Net loss for the period		$	**(182,092)**	$	(56,016)	$	**(370,482)**	$	(138,699)
Foreign currency translation adjustment			**(5,733)**		-		**(7,266)**		-
Total comprehensive loss		$	**(187,825)**	$	(56,016)	$	**(377,748)**	$	(138,699)
Net Loss per share, basic and diluted		$	**(0.01)**	$	(0.00)	$	**(0.02)**	$	(0.01)
Weighted Average Number of Common Shares Outstanding			**17,344,370**		14,062,188		**16,182,226**		14,055,702

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Cash Flows (Unaudited)
(Expressed in U.S. dollars)

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited)

(Expressed in U.S. dollars)

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Six Month period ended June 30, 2013

(Expressed in U.S. dollars)

1.

Nature and Continuance of Operations

IGEN Networks Corp, together with its subsidiary IGEN Business Solutions Inc., (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006.  The Company has been primarily in a development state since inception pursuing a variety of different technologies and markets. Commencing January 1, 2012, the Company is no longer a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, Development Stage Entities, after the Company took on new investment, new management, and a new business model in September of 2011.   IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service (Saas), and Machine to Machine (M2M) solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

These financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue through 2012 and into 2013.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $5,090,779 as at June 30, 2013.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Basis of Presentation and Consolidation

The Company’s unaudited interim consolidated financial statements for the six months ended June 30, 2013 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of June 30, 2013 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended December  31, 2012, which are included in the Company’s 2012 Annual Report on Form 10-K filed. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2012 and related notes included in the Company’s 2012 Annual Report on Form 10-K.

3.

Recent Accounting Pronouncements

In January 2013, the FASB amended ASC Topic 210 Balance Sheet (“ASC 210”) to clarify the scope of the required enhanced disclosures that will enable financial statement users to evaluate the effect or potential effect of netting arrangements on a company’s financial position, including the effect or potential effect of rights of setoff associated within scope assets and liabilities. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with ASC 210-20-45 or ASC 815-10-45. This guidance is effective for annual periods beginning on or after January 1, 2013. The Company adopted the amendment in the first quarter of fiscal 2013 with no material impact on the Company’s consolidated financial statements.

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Six Month period ended June 30, 2013

(Expressed in U.S. dollars)

 4.

Investments

Investment in Machlink Inc.

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

Investment in Machlink consists of 43 common shares of Machlink. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.  On

June 30, 2013, the Company’s investment in Machlink had a carrying value of $150,000 which is the Company’s cost in this investment’s less impairment.

Investment in Gogiro Internet Group

Pursuant to an option agreement, the Company expended $50,000 and $50,000 (totaling $100,000) to acquire 200,000 and 200,000 (totaling 400,000) common shares of Gogiro Internet Group (Gogiro), a private Canadian Company, on November 23, 2011 and October 17, 2012 respectively.

On March 12 2013 the Company signed an agreement to acquire 2,078,080 shares of Gogiro through the issuance of 1,731,734 restricted common shares of the Company.  Neil Chan, CEO and Director of both companies, would exchange 2,000,000 Gogiro shares for 1,666,667 restricted common shares of the Company.  This acquisition (the “Gogiro Acquisition”) was completed on April 1, 2013. The proceeds of Gogiro Acquisition was $173,173 which was the fair value of the 1,731,734 restricted shares of the Company on April 1, 2013 measured by the average share price of the Company in the preceding 30 days.

Upon the completion of the Gogiro Acquisition on April 1, 2013, the Company’s interest on Gogiro increased to 31.2% As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. Consequently the Company has included 31.2% of Gogiro’s losses from April 1 to June 30 2013 in the interim consolidated financial statements for the six months ended June 30, 2013. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognised in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2012	400,000	100,340
April 1, 2013, acquisition	2,078,080	173,173
Share of Gogiro’s loss during April 1 to June 30, 2013 (31.2%)	-	(13,917)
Balance, June 30, 2013	2,478,080	259,596

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Six Month period ended June 30, 2013

(Expressed in U.S. dollars)

5.

Office Equipment

			Net Book Value
	Cost	Accumulated Amortization	2013/6/30	2012/12/31
Office equipment	$1,602	$480	$1,122	$1,248
Computer	$7,955	$3,551	$4,404	$5,615
TOTAL	$9,557	$4,031	$5,526	$6,863

6.     Shareholders’ loans

As of June 30, 2013 there were no shareholder loans (December 31, 2012 - $nil).

7.

Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

During the six months ended June 30, 2013, the Company incurred $62,036 in management fees paid in cash to directors and officers of IGEN (Six Months Ended June 30, 2012 - $56,163).

During the six months ended June 30, 2013 IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN holds 31.2 % interest (Note 4):

-  Commission fees income from Gogiro of $25,892 (Six Months Ended June 30, 2012 - $22,535)

-  Management service income from Gogiro of $38,875 (Six Months Ended June 30, 2012 - $6,679)

-  Advertising expenses charged by Gogiro of $9,200 (Six Months Ended June 30, 2012 - $12,060

-  Office rent expenses charged by Gogiro of $4,100 (Six Months Ended June 30, 2012 - $3,888)

              As at June 30, 2013 the Company had  account receivables of $121,525 (December 31, 2012 - $106,894) and accounts

payable of $13,387(December 31, 2012 - $9,520) with Gogiro (Note 4). There was no outstanding  receivable or     payable balance with other related parties of the Company.

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Six Month period ended June 30, 2013

(Expressed in U.S. dollars)

8.

Stockholders' Equity

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

e)

During the six months ended June 30, 2013, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On March 26, 2013, the company issued a total of 444,000 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

On April 1, 2013, the company issued a total of 1,731,734 restricted common shares for the acquisition of 2,078,080 common shares of Gogiro (Note 3)

On June 4, 2013, the company issued a total of 650,000 restricted common shares, with fair value of $58,500 or $0.09/share, to various consultants for their services provided.

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

During the year ended December 31, 2012, the Company issued a total of 883,333 restricted common shares at a price of $0.35 per share pursuant to exercising of warrants issued in 2011.  The remaining 708,333 warrants expired unexercised

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Six Month period ended June 30, 2013

(Expressed in U.S. dollars)

8.

Stockholders' Equity (Continued)

during the year ended December 31, 2012. As of December 31, 2012, the Company had no warrants outstanding.

During the six month period ended June 30, 2013 the Company did not issue any new share purchase warrants and as of June 30, 2013 the Company had no warrants outstanding.

g)

Stock Options

On March 25, 2013 via Board of Directors Consent Resolution the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options. The Company granted 1,475,000 options to three directors of the Company, consistent with employment agreements signed in 2011, and granted a further 185,000 options to employees and consultants of the Company (totaling 1,660,000 options). Each stock option entitles the option holder to purchase one common share of the Company on or before March 31, 2018 at an exercise price of $0.09.  Among these 1,660,000 options, 1,085,000 were vested immediately on March 25, 2013. The remaining 325,000 options and 250,000 options will be vested on September 1 and November 1, 2013 respectively.

On April 17, 2013, the Company granted 75,000 stock options to two consultants at an exercise price of $0.07/share.  These 75,000 options were vested immediately on April 17, 2013 and will expire on March 31, 2018.

The fair values of stock options granted are amortized over the vesting period where applicable. During the six months ended June 30, 2013, the Company recorded $126,475 (Six Months Ended June 30, 2012 - $nil) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted and vested. The Company used an expected dividend yield of nil %, a calculated volatility of 192%, risk free interest rate of 0.80%, and 5 years expected option life to establish the fair values of options granted and vested.

On March 26, 2013, Neil Chan, Director and CEO of the Company, exercised his option to purchase 444,444 shares of the company at the strike price of $0.09 per share for a total consideration of $40,000.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Number of Options $		Weighted average exercise price $

Options outstanding – December 31, 2012	-		-
Granted (March 25, 2013)	1,660,000		0.09
Exercised (March 26, 2013)	(444,444)		0.09
Granted (April 17, 2013)	75,000		0.07

Options outstanding – June 30, 2013	1,290,556	*	0.09

*Number of options exercisable as at June 30, 2013 – 715,556

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Six Month period ended June 30, 2013

(Expressed in U.S. dollars)

  9.    Convertible Debentures

On May 4, 2013 and May 31, 2013, the Company issued two convertible debentures (“CDs”) in the principal of $100,000 and $50,000 respectively. These two CDs are non-secured, carry interest of 14% per annum payable monthly or at term, and will mature on May 5, 2014 and May 31, 2014 respectively.  Subject to the approval of the holder of the CDs, IGEN may convert any of all of the principal and/or interest at any time following the 6 month anniversary of the issuance date of the CDs into common shares of IGEN at a price per share equal to a 20% discount to the fair market value of IGEN’s common share.

  10.     Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk

The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, a Canadian company, as at June 30, 2013. The Company does not actively hedge against foreign currency fluctuations.

Interest Rate Risk

The Company has cash balances and no interest bearing debt. The Company’s current policy is to invest excess cash in high yield term deposits and bankers’ acceptance. The Company regularly monitors its cash management policy. As a result, interest rate risk is considered not significant.

Liquidity Risk

Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities.

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at June 30, 2013, the Company had a working capital defecit of ($71,330) (December 31, 2012 – $66,189).  $150,000 of current liability is attributable to short term debt from convertible debentures that mature in May 2014 (note 9).  As a result, management considers the Company is not currently subject to significant liquidity risk.

11.        Subsequent Events

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and reports the following subsequent events:

The Company does not have subsequent events to report on.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the six month period ended June 30, 2013.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the six month period ended June 30, 2013 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In the second quarter of 2013 the Company continued to focus on executing the business plan of growing revenue, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, applying for a listing on a formal exchange, and raising required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2013 current assets, which continue to be largely accounts receivable and cash, increased by $26,874 due primarily to increases in accounts receivable for services and commissions owed by Gogiro Internet Group.  Current liabilities increased by $164,393 due primarily to $150,000 of short term debt raised via convertible debentures.    This increase in short-term debt left the company with a negative working capital of -$71,330.

Total Assets and Liabilities, Net Assets

As of June 30, 2013 the company reported an increase in total assets over the period of $184, 793, to $594,546.  This reflected  increased investment in Gogiro Internet Group, described in Note 4 of the consolidated financial statements.  As this investment resulted in the company increasing its interest in Gogiro to 31.2%, current assets also incorporated the inclusion of  losses of -$13,917, a commensurate percentage of Gogiro’s net losses for the period.

As the Company’s total liabilities were only its current liabilities, previously discussed, net assets were therefore $343,792, an increase of $20,400 over the period.

The company is continuing in its efforts to increase its asset base and raise funds to improve its working capital position.

The Company believes it has adequate working capital and projected net revenues to maintain existing operations for approximately two to three months without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for existing products.  It is anticipated the Company will raise additional capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

Revenues

As of June 30, 2013, the Company had Q2 revenues of $43,194 compared with $21,721 for the similar period in 2012, and compared with $21,573 in the previous quarter.  This represents a quarter on previous quarter increase of 100%.  Combined Q1 and Q2 revenues were $64,767, compared with $29,214 for the similar period in 2011, reflecting an increase of 122%.  These revenues remain primarily sales commissions, management fees, and fees for software development services for Gogiro Internet Group, in whom the Company is invested, shares management personnel, and with whom the Company signed a Market Development Agreement in November 2011.

Expenses

Expenses for Q2 2013 totaled $211,189, compared with $105,198 for the similar period in 2012, and compared with $209,567 in the previous quarter.  Expenses for the six month period ending June 30, 2013 was $420,756, an increase of $225,382 over the $195,374 reported for the similar period in 2012.

This quarter saw a significant increase in consulting and development fees over the previous quarter of $61,785, for which $58,500 was attributable to the issuance of 650,000 shares for compensation to advisory board members.  The increase in expenses in the six month period ending June 30 2013 compared to the same period the year previous is attributable to primarily this stock issuance combined with stock option issuances to management, employees and consultants totaling $126,475, and a net increase in general and administrative costs of $50,211.

Net Income (Loss)

As a result of the above, for the quarter ending June 30, 2013 the Company had a net loss of $182,092 ($0.01 per basic and diluted share) and a net loss of $370,482 (or $0.02 per basic and diluted share) for the six month period ending June 30, 2013.  The majority of the increase in both quarterly and 6 month losses compared to previous periods is attributable to the costs associated with the issuance of shares to consultants and stock options granted to directors, employees and consultants of the company, described in Note 8(g) and 8(e) to the financial statements, and as further discussed in the comments in Cash Flows below, were items not affecting cash.

Cash Flows

The company saw a net increase of $13,417 in its cash position in the six month period ending June 30, 2013.  The company used net cash of $175,191 in its operating activities over the period (a reduction of $40,851 from the same period the year prior) , which was offset by $190,000 of cash raised in financing activities, which included $150,000 raised through convertible debt instruments and $40,000 through a corporate director’s exercising of options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months covered by this report and ended June, 2013 the following securities were sold or issued:

On March 26, 2013, the company issued a total of 444,000 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

On April 1, 2013, the company issued a total of 1,731,734 restricted common shares for the acquisition of 2,078,080 common shares of Gogiro (Note 3 to the financial statements)

On May 4, 2013, the Company raised debt financing of $100,000 from private shareholders via convertible debenture.

On May 31, 2013, the Company raised debt financing of $50,000 from private shareholders via convertible debenture.

On June 11, 2013, the company issued a total of 650,000 restricted common shares to various consultants for their services provided.

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

IGEN Networks Corp

August 15, 2013	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

August 15, 2013	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer