Form 10-Q
period 2013-09-30
IGEN NETWORKS CORP
filed 2013-11-19
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013.

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

The number of shares of the registrant's common stock issued and outstanding as of November 18, 2013 is 17,808,656.

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed interim consolidated financial statements for the nine month period ended September 30, 2013 are included herewith.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Financial Statements

For the nine months ended September 30, 2013

IGEN NETWORKS CORP.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

(Unaudited)

	Note	September 30, 2013	December 31, 2012
Assets

Current
Cash		$ 2,726	$ 35,878
Accounts receivable		140,601	106,894
Sales taxes receivable		-	4,778
Prepaid expenses		5,000	5,000
		148,327	152,550

Investment in an associate	4	251,494	-
Other investment	4	150,000	250,340
Equipment	5	4,760	6,863

Total Assets		$ 554,581	$ 409,753
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	7	$ 127,220	$ 59,790
Accrued liabilities		5,638	26,571

		132,858	86,361
Non-current liabilities
Convertible debentures	9	150,000	-

Shareholders’ Equity (Deficit)
Capital Stock
Authorized - 375,000,000 common shares with $0.001 par value
Issued and outstanding - 17,808,656 and 14,982,478 respectively	8	21,808	14,982
Additional paid-in capital	8	5,437,405	5,028,707
Accumulated other comprehensive loss		(5,806)	-
Deficit accumulated		(5,181,684)	(4,720,297)
Shareholders' Equity		271,723	323,392
Total Liabilities and Shareholders' Equity		$ 554,581	$ 409,753

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Statements of Operations

(Expressed in U.S. dollars)

(Unaudited)

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		September 30,	September 30,	September 30,	September 30,
	Note	2013	2012	2013	2012

Revenue
Management services	7	$ 9,005	$ 14,470	$ 47,880	$ 21,149
Commission fees	7	21,118	16,592	47,010	39,127
		30,123	31,062	94,890	60,276
Expenses
Advertising expense	7	3,913	10,233	18,173	22,078
Consulting and business development fees		19,809	15,088	111,350	22,892
Depreciation		860	48	2,555	145
General and administrative	7	46,514	58,091	149,783	111,148
Interest expense		5,046	-	7,846	-
Management fees		9,645	35,117	42,140	91,280
Professional fees		4,048	18,614	33,508	50,918
Stock-based compensation	8(g)	17,376	-	143,851	-
Transfer agent & filing fees		3,878	448	9,840	5,579
Travel and accommodation		1,823	7,096	14,622	36,068
		112,912	144,735	533,668	340,108
Other income (losses)
Foreign exchange gain (losses)		(14)	82	(590)	519
Share of losses from investment in an associate	4	(8,102)	-	(22,019)	-
Gain on debt settlement		-	-	-	27,024
		(8,116)	82	(22,609)	27,543

Net loss for the period		$ (90,905)	$ (113,591)	$ (461,387)	$ (252,289)

Other comprehensive Loss:
Net loss for the period		$ (90,905)	$ (113,591)	$ (461,387)	$ (252,289)
Foreign currency translation adjustment		1,460	-	(5,806)	-
Total comprehensive loss		$ (89,445)	$ (113,591)	$ (467,193)	$ (252,289)
Net Loss per share, basic and diluted		$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)
Weighted Average Number of Common Shares Outstanding		17,808,656	14,813,303	16,730,327	14,307,569

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

		Nine Months	Nine Months
		Ended	Ended
		September 30,	September 30,
	Note	2013	2012
Cash Flows from Operating Activities
Net loss		$ (461,387)	$ (252,289)
Items not affecting cash:
Depreciation		2,555	145
Gain on debt settlement		-	(27,024)
Share of losses from investment in an associate		22,019	-
Shares issued for services		58,500	-
Stock-based compensation		143,851	-
Other, including net changes in other non-cash balances:
Prepaid expenses		-	14,790
Accounts receivable		(36,537)	(20,334)
Sales taxes payable		4,778	-
Accounts payable and accrued liabilities		43,665	(11,894)

Net cash used in operating activities		(222,556)	(296,606)

Cash Flows from Investing Activities
Acquisition of capital assets		(452)	-

Net cash used in investing activities		(452)	-

Cash Flows from Financing Activities
Common stock issuance		-	-
Proceeds from issuance of convertible debentures	9	150,000	-
Proceeds received from exercised options/warrants	8(g)	40,000	309,167
Net cash provided by financing activities		190,000	309,167

Effect of exchange rate on cash		(144)	-
Net Increase in cash		(33,152)	12,561
Cash, Beginning of Period		35,878	197,331
Cash, End of Period		$ 2,726	$ 209,892

Supplemental Cash Flow Information
Cash paid for interest	9	$ 4,531	$ -
Cash paid for income taxes		$ -	$ -
Non-cash operating, financing and investing activities
50,000 shares issued for debt settlement		$ -	$ 16,000
1,731,734 shares issued for acquisition of Gogiro	4	$ 173,173	$ -

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Statement of Stockholders' Equity (Deficit)

(Expressed in U.S. dollars)

(Unaudited)

					Accumulated Other		Total
		Common Stock		Additional	Comprehensive	Deficit	Stockholders’
	Note	Shares	Amount	Paid-in-capital	Loss	Accumulated	Equity (Deficit)

Balance December 31, 2011		14,049,145	$ 14,049	$ 4,704,473	$ -	$ (4,275,471)	$ 443,051
Common shares issued for debt on June 28, 2012 at $0.32 per share		50,000	50	15,950	-	-	16,000
Exercised warrants on June 29, 2012 at 0.35 per share		333,333	333	116,334	-	-	116,667
Exercised warrants on June 29, 2012 at 0.35 per share		166,667	167	58,166	-	-	58,333
Exercised warrants on June 29, 2012 at 0.35 per share		50,000	50	17,450	-	-	17,500
Exercised warrants on August 17, 2012 at 0.35 per share		333,333	333	116,334	-	-	116,667
Net loss		-	-	-	-	(444,826)	(444,826)

Balance December 31, 2012		14,982,478	14,982	5,028,707	-	(4,720,297)	323,392
Exercised options on March 26, 2013 at $0.09 per share		444,444	4,444	35,556	-	-	40,000

Shares issuance - acquistion of Gogiro shares	4	1,731,734	1,732	171,441	-	-	173,173

Shares issuance - consulting services	8	650,000	650	57,850	-	-	58,500

Stock based compensation		-	-	143,851	-	-	143,851

Foreign currency translation adjustment		-	-	-	(5,806)	-	(5,806)

Net loss		-	-	-	-	(461,387)	(461,387)

Balance September 30, 2013		17,808,656	$ 21,808	$ 5,437,405	$ (5,806)	$ (5,181,684)	$ 271,723

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Nine Month period ended September 30, 2013

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

These financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue through 2012 and into 2013.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $5,181,684 as at September 30, 2013.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Basis of Presentation and Consolidation

The Company’s unaudited interim consolidated financial statements for the nine months ended September 30, 2013 are presented using the United States dollar and have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information is presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete financial statements. The financial information as of September 30, 2013 is derived from the Company’s audited consolidated financial statements and notes for the fiscal year ended December  31, 2012, which are included in the Company’s 2012 Annual Report on Form 10-K filed. These unaudited interim consolidated financial statements reflect all adjustments which are in the opinion of management necessary to a fair statement of the results for the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements for the year ended December 31, 2012 and related notes included in the Company’s 2012 Annual Report on Form 10-K.

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

For the Nine Month period ended September 30, 2013

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

Investment in Machlink consists of 43 common shares of Machlink. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.  On

September 30, 2013, the Company’s investment in Machlink had a carrying value of $150,000 which is the Company’s cost in this investment’s less impairment.

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

Upon the completion of the Gogiro Acquisition on April 1, 2013, the Company’s interest on Gogiro increased to 31.2% As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. Consequently the Company has included 31.2% of Gogiro’s losses from April 1 to September 30 2013 in the interim consolidated financial statements for the nine months ended September 30, 2013. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognised in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2012	400,000	100,340
April 1, 2013, acquisition	2,078,080	173,173
Share of Gogiro’s loss during April 1 to September 30, 2013 (31.2%)	-	(22,019)
Balance, September 30, 2013	2,478,080	251,494

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Nine Month period ended September 30, 2013

(Expressed in U.S. dollars)

5.

Office Equipment

			Net Book Value
	Cost	Accumulated Amortization	2013/9/30	2012/12/31
Office equipment	$1,602	$543	$1,059	$1,248
Computer	$8,123	$4,422	$3,701	$5,615
TOTAL	$9,725	$4,965	$4,760	$6,863

6.

Shareholders’ loans

As of September 30, 2013 there were no shareholder loans (December 31, 2012 - $nil).

7.

Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

During the nine months ended September 30, 2013, the Company incurred $86,240 in management fees paid in cash to directors and officers of IGEN (Nine Months Ended September 30, 2012 - $91,280).

During the nine months ended September 30, 2013 IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN holds 31.2 % interest (Note 4):

-  Commission fees income from Gogiro of $47,010 (Nine Months Ended September 30, 2012 - $39,127)

-  Management service income from Gogiro of $47,880 (Nine Months Ended September 30, 2012 - $21,149)

-  Advertising expenses charged by Gogiro of $13,632 (Nine Months Ended September 30, 2012 - $19,663)

-  Office rent expenses charged by Gogiro of $5,782 (Nine Months Ended September 30, 2012 - $5,714)

As at September 30, 2013 the Company had account receivables of $140,601 (December 31, 2012 - $106,894)

And accounts payable of $13,387(December 31, 2012 - $14,865) with Gogiro (Note 4). There was no outstanding receivable or payable balance with other related parties of the Company.

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

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Nine Month period ended September 30, 2013

(Expressed in U.S. dollars)

8.

Stockholders' Equity (continued)

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

e)

During the nine months ended September 30, 2013, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On March 26, 2013, the company issued a total of 444,000 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

On April 1, 2013, the company issued a total of 1,731,734 restricted common shares for the acquisition of 2,078,080 common shares of Gogiro (Note 3)

On June 4, 2013, the company issued a total of 650,000 restricted common shares (with fair value of $58,500 or $0.09/share) to various consultants for their services provided.

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

During the nine month period ended September 30, 2013 the Company did not issue any new share purchase warrants and as of September 30, 2013 the Company had no warrants outstanding.

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Nine Month period ended September 30, 2013

(Expressed in U.S. dollars)

8.

Stockholders' Equity (Continued)

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

On July 31, 2013, the Company granted 350,000 stock options to three consultants at an exercise price of $0.09/share.  These 350,000 options were vested immediately on July 31, 2013 and will expire on March 31, 2018.

The fair values of stock options granted are amortized over the vesting period where applicable. During the nine months ended September 30, 2013, the Company recorded $143,851 (Nine Months Ended September 30, 2012 - $nil) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted and vested during 9 months ended September 30, 2013 with the use of the following assumptions:

•

an expected dividend yield of nil %,

•

volatility of 194% to 197%,

•

risk free interest rate of 0.76% to 0.85%

•

Expected option life of 5 years

On March 26, 2013, Neil Chan, Director and CEO of the Company, exercised his option to purchase 444,444 shares of the company at the strike price of $0.09 per share for a total consideration of $40,000.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Number of Options $		Weighted average exercise price $

Options outstanding – December 31, 2012	-		-
Granted (March 25, 2013)	1,660,000		0.09
Exercised (March 26, 2013)	(444,444)		0.09
Granted (April 17, 2013)	75,000		0.07
Granted (July 31, 2013)	350,000		0.09
Options outstanding – September 30, 2013	1,640,556	*	0.09

*Number of options exercisable as at September 30, 2013 – 1,390,556

IGEN NETWORKS CORP.

Notes to Interim Consolidated Financial Statements (Unaudited)

For the Nine Month period ended September 30, 2013

(Expressed in U.S. dollars)

9.

Convertible Debentures

On May 4, 2013 and May 31, 2013, the Company issued two convertible debentures (“CDs”) in the principal of $100,000 and $50,000 respectively. These two CDs are non-secured, carry interest of 14% per annum payable monthly or at term, and scheduled to mature on May 5, 2014 and May 31, 2014 respectively.  In November 2013, the maturity of these two CDs has been extended to January 31, 2015. Subject to the approval of the holder of the CDs, IGEN may convert any of all of the principal and/or interest at any time following the 6 month anniversary of the issuance date of the CDs into common shares of IGEN at a price per share equal to a 20% discount to the fair market value of IGEN’s common share.

10.

Financial Instruments

Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk

The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, a Canadian company, as at September 30, 2013. The Company does not actively hedge against foreign currency fluctuations.

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

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at September 30, 2013, the Company had a working capital of $15,469 (December 31, 2012 – $66,189). Management plans to obtain finance the Company with debt (including related party loan) and equity financing to eliminate the working capital deficiency.

11.

Subsequent Events

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and reports the following subsequent events:

Subsequent to the quarter ended September 30, 2013, on October 11, 2013 a director of the Company exercised 225,000 options to purchase restricted commons shares of the Company, and on November 4, 2013 another director of the Company exercised 325,000 options to purchase restricted common shares of the Company.  As of the date of this report, these restricted common shares are pending to issue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the nine month period ended September 30, 2013.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the nine month period ended September, 2013 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In the third quarter of 2013 the Company continued to focus on executing the business plan of growing revenue, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, applying for a listing on a formal exchange, and raising required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of September 30, 2013 the Company had total current assets of $148,327, mostly made up of accounts receivable of $140,601. This is a decrease of $4,223 from the $152,550 reported as of December 31, 2012, and a decrease of $31,097 over the previous quarter, primarily due to a reduction in cash.

Receivables continue to increases by $15,472 and $33,707 for the quarter and 9 month periods respectively, primarily due to increases in accounts receivable for services and commissions owed by Gogiro Internet Group.

Current liabilities increased by $46,497 over the 9 month period due primarily to increased accounts payable.   Over the previous quarter current liabilities decreased by -$117, 896 in spite of increased payables of $34,970, however this was due to $150,000 in convertible debentures, previously reported as current liabilities, becoming long term liabilities due to an extension of the debentures’ maturation dates.

The company finished the quarter with a positive working capital surplus of $15,469, a drop of $50,720 from the $66,189 reported December 31, 2012, but an increase of $86,799 over the -$71,330 reported the previous quarter, due primarily to the  reduction in current liabilities described above.

Total Assets and Liabilities, Net Assets

As of September 30, 2013 the company reported an increase in total assets over the 9 month period of $144,828, to $554,581, reflective of  increased investment in Gogiro Internet Group, described in Note 4 of the consolidated financial statements.  Over the quarter, total assets decreased by $39,965, due primarily to reduction in cash.

The Company’s total liabilities were $282,858, which included its current liabilities, previously discussed, and $150,000 of long-term debt in the form of convertible debentures.

Net assets were therefore $271,723, a decrease of $72,069  over the 9 month period, and a decrease of $51,669 over the quarter.

The company is continuing in its efforts to increase its asset base and raise funds to improve its working capital position.

The Company believes it has adequate working capital and projected net revenues to maintain existing operations for approximately two months without requiring additional funding.  However the Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for existing products.  It is anticipated the Company will raise additional capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

Revenues

As of September 30, 2013, the Company had Q3 revenues of $30,123, compared with $31,062 reported for the similar period in 2012, and compared with $43,194 reported in the previous quarter.  Revenues for the 9 months ended September 30, 2013 were 94,890, compared with $60,276 for the similar period in 2012, and increase of 57%.  These revenues remain primarily sales commissions, management fees, and fees for software development services for Gogiro Internet Group, in whom the Company is invested, shares management personnel, and with whom the Company signed a Market Development Agreement in November 2011.

Expenses

Expenses for Q3 2013 totaled $112,912, a reduction of $31,823 or 22% from the similar period in 2012, and a reduction of $98,277 or 47% from $211,189 reported in the previous quarter.  Expenses for the for the nine month period ending September 30, 2013 was $533,688, an increase of $193,560 over the $340,108 reported for the similar period in 2012.

The reduction in expenses for Q3 was reflective of a large part of Q2’s expenses being attributable to a one time cost of $58,500 associated with the issuance of 650,000 shares for compensation to consultants.

The increase in expenses in the nine month period ending September 30 2013 compared to the same period the year previous is attributable to this stock issuance combined with stock option issuances to management, employees and consultants totaling $143,851, a net increase in general and administrative costs of $38,635, and higher incremental investment in R&D and business development of $84,458.

Net Income (Loss)

As a result of the above, for the quarter ending September 30, 2013 the Company had a net loss of $90,905 ($0.01 per basic and diluted share), compared with a net loss of $182,092 in the previous quarter and a net loss of $113,591 for the similar period in 2012.

For the nine month period ending September 30, 2013, the company had a net loss of $461,387 (or $0.03 per basic and diluted share) compared with a net loss of $252, 289 for the similar period in 2012.

As discussed above, and in the Company’s previous quarterly report, much of the incremental losses over the nine month period to date compared to the previous period in 2012 is attributable to the costs associated with the issuance of shares to consultants and stock options granted to directors, employees and consultants of the company, described in Note 8(g) and 8(e) to the financial statements, and as further discussed in the comments in Cash Flows below, and were not items affecting cash.  After this, the most significant incremental expenses have been the funding of product development.

Cash Flows

The company saw a net decrease of $33,152 in its cash position in the nine month period ending September 30, 2013.  The company used net cash of $222,556 in its operating activities over the period (a reduction of $74.050 from the same period the year prior) , which was offset by $190,000 of cash raised in financing activities, including $150,000 raised through convertible debt instruments and $40,000 through a corporate director’s exercising of options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months covered by this report and ended September 30, 2013 the following securities were sold or issued:

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

IGEN Networks Corp

November 18, 2013	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

November 18, 2013	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer