Form 10-K
period 2013-12-31
IGEN NETWORKS CORP
filed 2014-04-15
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of April 10, 2014 was $3,726,930 based on the closing price of the common stock of $0.19.

The number of shares of the registrant's common stock outstanding as of December 31, 2013 was 18,771,669.

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

IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service, and Machine to Machine solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

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

During the fiscal year ending December 31, 2012, the company spent approximately $54,725 on research and development, 96% of which was borne by customers.  During the fiscal year ending 2013 the company spent approximately $83,500 on research and development 90% of which was borne by customers.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Principal Market

The Company’s common shares currently trade on the OTC market in the United States and are quoted on the OTCQB under the symbol IGEN.

High and Low Sales Prices

Quarter Ended	High	Low
2012
March 31, 2012	$0.36	$0.20
June 31, 2012	$0.35	$0.24
September 31, 2012	$0.23	$0.23
December 31, 2012	$0.23	$0.16
2013
March 31, 2013	$0.25	$0.07
June 31, 2013	$0.15	$0.05
September 31, 2013	$0.10	$0.06
December 31, 2013	$0.12	$0.03

Holders

As of December 31, 2013, there were 63 registered shareholders of common shares and an unknown number of holders whose stock is held in “street name”.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about stock options outstanding and exercisable under equity compensation plans at December 31, 2013:

	Number of Options	Weighted average exercise price $

Options outstanding – December 31, 2012	-	-
Granted (March 25, 2013)	1,660,000	0.09
Exercised (March 26, 2013)	(444,444)	0.09
Exercised (October and November, 2013)	(550,000)	0.09
Granted (April 17, 2013)	75,000	0.07
Granted (July 31, 2013)	350,000	0.09
Options outstanding – December 31, 2013	1,090,556 *	0.09
*Number of options exercisable as at December 31, 2013 – 1,090,556 with an expiry date of March 31, 2018

On March 25, 2013 via Board of Directors Consent Resolution, the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options, of which 2,085,000 were granted, leaving 1,915,000 options remaining for future grants as of December 31, 2013.

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

2013

During the twelve months ended December 31, 2013, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On March 25, 2013, the company issued a total of 444,444 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

On March 12, 2013, the company issued a total of 1,744,747 restricted common shares for the acquisition of 2,078,080 common shares of Gogiro Internet Group (“Gogiro”), a private Canadian company.

On June 4, 2013, the company issued a total of 650,000 restricted common shares (with fair value of $58,500 or $0.09/share) to various consultants for their services provided.

On October 11 and November 4, 2013, two directors exercised 550,000 options of the Company into common shares at $0.09/share for $49,500.

On December 5 and 16, 2013, the Company issued 400,000 common shares at $0.10/share for $40,000 in a non-brokerage private placement.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations
(“MD&A”) provides information for the year ended December 31, 2013.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In 2013 the Company continued to focus its efforts on:

-	generating more revenues;
-	increasing shareholder value through increased investment in portfolio companies;
-	investing in and managing growth of our invested companies, and
-	further enhancement and building of our infrastructure platforms to support future cloud-based services.

As a result, we exited 2013 with increased assets, a positive balance sheet, increased revenues, increased levels of investment in high-tech companies, several distribution agreements still in place, improved cloud-based server infrastructure operational, and though we continued to incur net losses, we believe we are in a solid position to raise capital for further investment and move the Company and its portfolio companies forward toward profitable growth.

The reader is cautioned that the latter comment is forward-looking information, and actual results may vary to the extent that the company may not achieve profitable growth.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2013, the Company had total current assets of $189,377, an increase of $36,827 or 24% from the end of the year previous. Current assets remain primarily accounts receivable, mainly owed by Gogiro Internet Group for sales commissions and a combination of development services, IT services and management services provided by IGen to Gogiro.

The Company’s current liabilities as of December 31, 2013 were $163,762, up $77,401 from the $86,361 reported at the end of the year previous.   Current liabilities were primarily payables for development, IT infrastructure and services, advertising, contractor fees, legal fees and accounting fees.

Increase of accounts receivable and payable was a result of increased revenue and operating expenses incurred in 2013.

IGEN ended 2013 with a working capital of $25,615, down from $66,189 at the end of 2012.

Total Assets and Liabilities, Net Assets

As of December 31, 2013 the Company’s total assets was $584,347, an increase $174,594 from the year prior.  The increase is primarily due to further investment in Gogiro, an acquisition of a further 2,078.080 shares of Gogiro was effected via issuance of 1,744,747 shares of the Company (fair value of $174,475).

As of December 31, 2013 the Company’s total liabilities were $345,110, up from $86,361 reported the year prior.  The increase was due to the increase in current liabilities previously discussed, and the addition of non-current liabilities of $181,348 incurred through the issuance of convertible debentures.

Net assets as of December 31, 2013 year was therefore $239,237 (December 31, 2012 - $323,392), a decrease of  $84,155 from the fiscal 2012; which was mainly a combined result of incurring losses of $593,902 that was partially offset by an increase of share capital and additional paid in capital totaling of $512,343.

As of December 31, 2013, the Company had an accumulated deficit of $5,314,199.

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

The reader is cautioned that the Company’s belief in the adequacy of its working capital, the continuation and growth of future revenue, the ability of the Company to operate any stated period without additional funding, and the ability to successfully raise capital are forward looking statements for which actual results may vary, to the extent that the company may need capital earlier than anticipated and/or may not be able to raise additional capital.

Results of Operations

Revenues and Net Income (Loss)

As of December 31, 2013, the Company had record revenues of $145,364 compared with $134,683 in 2012.   Reported revenues are currently all attributable to Gogiro. As at December 31, 2013, IGEN owned 2,478,080 (31.12%) of Gogiro’s common shares (December 31, 2012 – 400,000 common shares). The Company also signed a Market Development Agreement in November 2011 with Gogiro.  Revenues include sales commissions, development and IT services, and management fees.

Expenses as of December 31, 2013 totaled $673,995, up from 2012 expenses of $490,133.  The largest contributor to increased expenses was a recording of $149,868 in stock-based compensation in relation to the granting of options during 2013 (year 2012 - $nil).  Not including this one item, expenses increased only by $33,944 over the year previous.  This increase was mainly an $79,500 increase in cloud platform development and subcontract costs that was partially offset by a $33,000 decrease in legal and accounting fees.  Most of the year-to-year reduction in management fees  and a commensurate increase in consulting fees was due to reclassification of these fees.

As of December 31, 2013 the Company had a net loss of $593,902, or $0.03 per basic & diluted share, compared with a net loss of $444,826 or $0.03 per basic & diluted share the year prior.

Cash Flows

As of December 31, 2013 the Company saw a net decrease in cash of $24,194.  The primary source of cash was net proceeds from financing activities of $270,500, (compared with $309,167 in 2012) including $141,000 raised via issuance of convertible debentures, $40,000 raised in private placements, and $89,500 raised via the CEO and COO of the company exercising options.  The cash provided by financing activities was offset by cash used in operating activities of $291,751 (year 2012 - $412,007).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s audited consolidated financial statements for the year ended December 31, 2013 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the years ended December 31, 2013 and 2012

SUITE 1850 1066 WEST HASTINGS STREET VANCOUVER, BC, V6E 3X2
T: 604.683.3850 F: 604.688.8479	A CHAN AND COMPANY LLP CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:           the Board of Directors and Stockholders of
 IGEN Networks Corp.

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“A Chan & Company LLP”
Chartered Accountants

Vancouver, British Columbia
April 14, 2014

IGEN NETWORKS CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31, 2013	December 31, 2012
Assets
Current
Cash	$11,684	$35,878
Accounts receivable	167,722	106,894
HST Receivable	5,271	4,778
Prepaid expenses	4,700	5,000
	189,377	152,550

Investment in an associate (Note 4)	241,338	-
Investment (Note 4)	150,000	250,340
Equipment (Note 5)	3,632	6,863
Total Assets	$584,347	$409,753

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable (Note 6)	$144,491	$59,790
Accrued liabilities	19,271	26,571
	163,762	86,361

Non-current Liabilities
Derivative Liabilities (Note 8)	98,992	-
Convertible Debentures (Note 8)	82,356	-
Total Liabilities	345,110	86,361

Shareholders’ Equity
Capital Stock (Note 7) Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding – 18,771,669 and 14,982,478 respectively	18,771	14,982
Additional paid-in capital	5,537,261	5,028,707
Accumulated other comprehensive loss	(2,596)	-
Deficit accumulated	(5,314,199)	(4,720,297)
Shareholder’s Equity	239,237	323,392
Total Liabilities and Shareholders' Equity	$584,347	$409,753

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars)

		Year ended December 31,
	Note	2013	2012

Revenue
Management services	6	$53,496	$50,666
Commission fees	6	91,868	84,017
		145,364	134,683
Expenses
Advertising expense	6	22,467	29,241
Consulting and business development fees		125,510	32,649
Depreciation		3,578	2,380
General and administrative	6	194,079	153,639
Interest expense		13,096	-
Management fees		66,028	123,908
Professional fees		54,620	90,431
Stock-based compensation	7	149,868	-
Transfer agent & filing fees		13,431	8,315
Travel and accommodation		31,318	49,570
Total		673,995	490,133
Loss before the others:		(528,631)	(355,450)
Accretion		(39,405)	-
Change in derivative liabilities		2,831	-
Foreign exchange gain (losses)		4,780	(1,718)
Impairment on investment		-	(100,000)
Share of losses from investment in an associate	4	(33,477)	-
Write-off of prepaid expenses		-	(14,682)
Gain on debt settlement		-	27,024
Net loss		$(593,902)	(444,826)
Other comprehensive Loss:
Net loss for the year		$(593,902)	$(444,826)
Foreign currency translation adjustment		(2,596)	-
Total comprehensive loss		$(596,498)	$(444,826)
Net Loss per share, basic and diluted		$(0.03)	$(0.03)
Weighted Average Number of Common Shares Outstanding		17,225,613	14,476,422

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

		Year ended December 31,
	Note	2013	2012
Cash Flows from Operating Activities
Net loss		$(593,902)	$(444,826)
Items not affecting cash:
Accretion		39,405	-
Change in derivative liabilities		(2,831)	-
Depreciation		3,578	2,380
Gain on debt settlement		-	(27,024)
Impairment on investment in Machlink		-	100,000
Share of losses from investment in an associate		33,477	-
Shares issued for services		58,500	-
Stock-based compensation		149,868	-
Write off of prepaid expense		-	14,682
Other, including net changes in other non-cash balances:
Prepaid expenses		300	3,916
Accounts receivable		(60,828)	(103,944)
GST/HST receivable		(493)	(4,778)
Accounts payable and accrued liabilities		81,175	47,587
Net cash used in operating activities		(291,751)	(412,007)
Cash Flows from Investing Activities
Acquisition of capital assets		(347)	(8,273)
Investment in Gogiro		-	(50,340)
Net cash used in investing activities		(347)	(58,613)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debentures	8	141,000	-
Proceeds from private placement	7	40,000	-
Proceeds received from exercised options/warrants	7	89,500	309,167
Net cash provided by financing activities		270,500	309,167
Effect of exchange rate on cash		(2,596)	-
Net Decrease in cash		(24,194)	(161,453)
Cash, Beginning of Year		35,878	197,331
Cash, End of Year		$11,684	$35,878

See Note 11 for supplemental information to these statements of cash flow

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

					Accumulated Other		Total
		Common Stock		Additional	Comprehensive	Deficit	Stockholders’
	Note	Shares	Amount	Paid-in-capital	Loss	Accumulated	Equity
			$	$	$	$	$
Balance December 31, 2011		14,049,145	14,049	4,704,473	-	(4,275,471)	443,051
Common shares issued for debt on June 28, 2012 at $0.32 per share		50,000	50	15,950	-	-	16,000
Exercised warrants on June 29, 2012 at $0.35 per share		333,333	333	116,334	-	-	116,667
Exercised warrants on June 29, 2012 at $0.35 per share		166,667	167	58,166	-	-	58,333
Exercised warrants on June 29, 2012 at $0.35 per share		50,000	50	17,450	-	-	17,500
Exercised warrants on August 17, 2012 at $0.35 per share		333,333	333	116,334	-	-	116,667
Net loss		-	-	-	-	(444,826)	(444,826)

Balance December 31, 2012		14,982,478	14,982	5,028,707	-	(4,720,297)	323,392
Exercised options on March 25, 2013 at $0.09 per share	7	444,444	444	39,556	-	-	40,000
Exercised options on October 11 and November 4, 2013 at $0.09 per share	7	550,000	550	48,950	-	-	49,500
Shares issuance - acquisition of Gogiro shares	4	1,744,747	1,745	172,730	-	-	174,475
Shares issuance for consulting services on June 4, 2013	7	650,000	650	57,850	-	-	58,500
Stock based compensation	7	-	-	149,868	-	-	149,868
Share issuance for cash on December 5 and 10, 2013 at $0.10 per share	7	400,000	400	39,600	-	-	40,000
Foreign currency translation adjustment		-	-	-	(2,596)	-	(2,596)
Net loss		-	-	-	-	(593,902)	(593,902)

Balance December 31, 2013		18,771,669	18,771	5,537,261	(2,596)	(5,314,199)	239,237

The accompanying notes are an integral part of these consolidated financial statements.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
(expressed in U.S. dollars)

1.             Nature and continuance of operations

IGEN Networks Corp, together with its wholly owned subsidiary IGEN Business Solutions Inc., (collectively “IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006.  The Company has been primarily in a development state since inception pursuing a variety of different technologies and markets. Commencing January 1, 2012, the Company is no longer a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, Development Stage Entities, after the Company took on new investment, new management, and a new business model in September of 2011.   IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service, and Machine to Machine solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

These consolidated financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue through 2012 and into 2013.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $5,314,199 as at December 31, 2013.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.             Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp and its wholly owned subsidiary, IGEN Business Solutions Inc. All intercompany transactions and balances have been eliminated. These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States, expressed in US dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized in Note 3

3.             Summary of Significant Accounting Policies

a)	Use of estimates

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

3.             Summary of Significant Accounting Policies (continued)

b)	Loss per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all dilutive potential shares if their effect is anti-dilutive.

Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented.

c)	Financial instruments

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

The fair values of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The fair value of cash is determined based on “Level 1” inputs and the fair value of derivative liability with convertible debt is determined based on “Level 2” inputs. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instrument that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

d)	Equipment

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

3.             Summary of Significant Accounting Principles (continued)

e)	Revenue recognition

The Company recognizes revenue when earned, specifically when all the following conditions are met:

- Services are provided or products are delivered to customers.
- There is clear evidence that an arrangement exists.
- Amounts are fixed or can be determined.
- The ability to collect is reasonably assured.
- There is no significant obligation for future performance.
- The amount of future returns can be reasonably estimated.

h)	Foreign currency transaction balances

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

i)	Income taxes

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

j)	Stock-based compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

3.             Summary of Significant Accounting Principles (continued)

k)	Changes in accounting policies and recent accounting pronouncements

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.             Investment in an associates and Investment

Investment in Machlink Inc (“Machlink”).

Investment in Machlink consists of 43 common shares of Machlink  which is a private company conducting information technology business. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.  On December 31, 2013 and 2012, the Company’s investment in Machlink had a carrying value of $150,000 which is the Company’s cost in this investment’s less impairment.

Investment in Gogiro Internet Group
Pursuant to an option agreement, the Company incurred $50,000 and $50,000 (totaling $100,000) to acquire 200,000 and 200,000 (totaling 400,000) common shares of Gogiro Internet Group (“Gogiro”), a private Canadian Company, on November 23, 2011 and October 17, 2012 respectively.

On March 12, 2013, the Company signed an agreement to acquire 2,078,080 shares of Gogiro through the issuance of 1,744,747 restricted common shares of the Company (the “Gogiro Acquisition”).  Neil Chan, CEO and Director of both companies, would exchange 2,000,000 Gogiro shares for 1,666,667 restricted common shares of the Company.  The proceeds of Gogiro Acquisition was $174,475 which was the fair value of the 1,744,747 restricted shares of the Company.

Upon the completion of the Gogiro Acquisition, the Company’s interest on Gogiro increased to 31.12% As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. Consequently the Company has included 31.12% of Gogiro’s losses from March 12 to December 31, 2013 in the Company’s consolidated financial statements for the year ended December 31, 2013. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognised in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2012	400,000	100,340
The acquisition of 1,744,747 shares of Gogiro	2,078,080	174,475
Share of Gogiro’s loss during March 12 to December 31, 2013 (31.12%)	-	(33,477)
Balance, December 31, 2013	2,478,080	241,338

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

For the period of March 12 to December 31, 2013 $
Revenue	111,906
Expense	(321,667)
Net loss	(209,761)

5.             Equipment

			Net Book Value
	Cost	Accumulated Amortization	2013/12/31	2012/12/31
Office equipment	$1,603	$604	$999	$1,248
Computer	$7,871	$5,238	$2,633	$5,615
TOTAL	$9,474	$5,842	$3,632	$6,863

6.             Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the year ended December 31, 2013, the Company incurred $116,520 in management fees paid in cash to directors and officers of IGEN (Year ended December 31, 2012 - $123,908).

During the year ended December 31, 2013 IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN holds 31.12 % interest (Note 4):

- Commission fees income from Gogiro of $91,868 (Year ended December 31, 2012 - $84,017)
- Management service income from Gogiro of $53,496 (Year ended December 31, 2012 - $50,666)
- Advertising expenses charged by Gogiro of $17,876 (Year ended December 31, 2012 - $26,860)
- Office rent expenses charged by Gogiro of $7,477 (Year ended December 31, 2012 - $7,490)

As at December 31, 2013 the Company had account receivables of $166,726 (December 31, 2012 - $106,894), and accounts payable of $9,667 (December 31, 2012 - $9,520) with Gogiro (Note 4). The Company also had account payable of $54,906 (December 31, 2012 - $nil) with directors and officers of IGEN and a company owned by a director of IGEN.

7.             Stockholders' Equity

a) During the year ended December 31, 2012, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

7.             Stockholders' Equity (Deficit) – continued

b) During the year ended December 31, 2013, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On March 25, 2013, the company issued a total of 444,444 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

On March 12, 2013, the company issued a total of 1,744,747 restricted common shares for the acquisition of 2,078,080 common shares of Gogiro (Note 3)

On June 4, 2013, the company issued a total of 650,000 restricted common shares (with fair value of $58,500 or $0.09/share) to various consultants for their services provided.

On October 11 and November 4, 2013, two directors exercised 550,000 options of the Company into common shares at $0.09/share for $49,500.

On December 5 and 16, 2013, the Company issued 400,000 common shares at $0.10/share for $40,000 in a non-brokerage private placement.

c) Common share purchase warrants:

During the year ended December 31, 2012, 883,333 share purchase warrants were exercised into restricted common shares at a price of $0.35 and 708,332 warrants were expired unexercised. As of December 31, 2012, the Company had no warrants outstanding.

During the year ended December 31, 2013 the Company did not issue any new share purchase warrants and as of December 31, 2013, the Company had no warrants outstanding.

d) Stock Options

On March 25, 2013 via Board of Directors Consent Resolution the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options. The Company granted 1,475,000 options to three directors of the Company and granted a further 185,000 options to employees and consultants of the Company (totaling 1,660,000 options) during the year ended December 31, 2013. Each stock option entitles the option holder to purchase one common share of the Company on or before March 31, 2018 at an exercise price of $0.09.  Among these 1,660,000 options, 1,085,000 were vested immediately on March 25, 2013. The remaining 325,000 options and 250,000 options were vested on September 1 and November 1, 2013 respectively.

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

Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

7.             Stockholders' Equity (Deficit) – continued

d)  Stock Options (Continued)

The fair values of stock options granted are amortized over the vesting period where applicable. During the year ended December 31, 2013, the Company recorded $149,868 (Year ended December 31, 2012 - $nil) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted and vested during the year ended December 31, 2013 with the use of the following assumptions:

•	an expected dividend yield of nil %,
•	volatility of 191% to 197%,
•	risk free interest rate of 0.76% to 0.85%
•	Expected option life of 5 years
•	Forfeiture rate of 0%

On March 26, 2013, Neil Chan (CEO and Director) exercised 444,444 option into 444,444 common shares of the company at the strike price of $0.09 per share for $40,000.

In October and November 2013, Neil Chan and Richard Freeman (Director) exercised 325,000 and 225,000 options into common share respectively on one-to-one basis at the strike price of $0.09 per share for $49,500.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Number of Options $	Weighted average exercise price $

Options outstanding – December 31, 2012	-	-
Granted (March 25, 2013)	1,660,000	0.09
Exercised (March 26, 2013)	(444,444)	0.09
Exercised (October and November, 2013)	(550,000)	0.09
Granted (April 17, 2013)	75,000	0.07
Granted (July 31, 2013)	350,000	0.09
Options outstanding – December 31, 2013	1,090,556 *	0.09

 *Number of options exercisable as at December 31, 2013 – 1,090,556 with an expiry date of March 31, 2018

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

8.             Convertible debt and derivative liabilities

On May 4, 2013 and May 31, 2013, the Company issued two convertible debentures (“CDs”) in the principal of CAD$100,000 ($94,000) and CAD$50,000 ($ 47,000) respectively (totalling CAD$150,000 or $141,000). These two CDs are non-secured, carry interest of 14% per annum payable monthly or at term, and scheduled to mature on January 1, 2015. Subject to the approval of the holder of the CDs, IGEN may convert any of all of the principal and/or interest at any time following the 6 month anniversary of the issuance date of the CDs into common shares of IGEN at a price per share equal to a 20% discount to the fair market value of IGEN’s common share.

As the CDs are denominated in Canadian dollars (a currency different from the functional currency of the Company) and the exercise prices are not fixed (a 20% discount to the fair market value of IGEN’s common share), a derivative is recognized as a liability. The derivative liability is recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in consolidated income (loss).  The CDs are classified as a liability, less the portion relating to the derivative feature. As a result, the Company recorded derivative liabilities of $101,823 and convertible notes of $39,177 at dates of issuance of the CDs. The Company records accretion expense over the term of the convertible notes up to their face values of CAD$150,000 when these CDs come due on January 1, 2015. As at December 31, 2013, $39,405 has been accreted and $3,774 unpaid interest has been accrued; increasing the carrying value of the convertible notes to $82,356. During the year ended December 31, 2013, the Company recorded a gain on the change in fair value of the derivative liability of $2,831. As at December 31, 2013, the fair value of the derivative liability was $98,992. Interest expense on the CDs is composed of the interest calculated on the face value of the CDs at 14% per annum which amounted to $13,096 for the year ended December 31, 2013.

The Company uses the Binomial option pricing model to calculate the fair value of the derivative liability. The following table shows the assumptions used in the calculations:

	Expected Volatility			Risk-free Interest Rate			Expected Dividend Yield	Expected Life (in years)

As at May 4 and May 31, 2013 (date of vesting)	203%	to	209%	0.17%	to	0.22%	0%	1.59	to	1.66
As at December 31, 2013			219%			0.13%	0%			1.00

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

9.             Financial instruments

Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk
The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, a Canadian company, as at December 31, 2013. The Company does not actively hedge against foreign currency fluctuations.

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

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2013, the Company had a working capital of $25,615 (December 31, 2012 – $66,189).

10.          Subsequent event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and reports the following subsequent events:

On January 28, 2014 the Company issued 843,750 units at $0.08/share for $67,500 pursuant to a non-brokerage private placement.   Each unit consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

Pursuant to a non-brokerage private placement,  the Company received $50,000 subscription for the issuance of 625,000 common shares at $0.08/share on March 6, 2014.

11.          Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Year ended December 31,
	2013	2012
Cash paid for interest	$9,322	$-
Cash paid for income taxes	-	-
Non-cash operating, financing and investing activities:
50,000 shares issued for debt settlement	-	16,000
650,000 shares issued for services	58,500	-
1,744,747 shares issued for acquisition of Gogiro (Note 4)	174,475	-

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2013 and 2012
 (expressed in U.S. dollars)

  12.        Income taxes

Reconciliation of the Company’s income tax expenses are as follows:

	Dec 31, 2013	Dec 31, 2012

Loss for the year	$(593,902)	$(444,826)
Expected income tax recovery at statutory rates of 35%	(207,866)	(155,689)
Non-deductible item	78,492	26,227
Change in tax rate	19,873	-
Increase in valuation allowance	109,500	129,462
	$-	$-

The components of future income tax assets are as follows:

	Dec 31, 2013	Dec 31, 2012
Future income tax assets
Non-capital losses carried forward and others	$1,419,863	$1,310,363
Less: Valuation allowance	(1,419,863)	(1,310,363)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $4,111,000 and $3,741,000 as of December 31, 2013 and December 31, 2012, respectively, which may be offset against future taxable income through to 2033.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company did effect a change of accountants in 2010:  on March 5, 2010, the audit committee of the Company’s board of directors approved the dismissal of Child Van Wagoner & Bradshaw, PLLC (CVWB) as the Company’s independent registered public accounting firm, and on the same date the audit committee engaged ACAL Group, which has since combined with A Chan & Company LLP, the Company’s current auditors, to serve as the Company’s independent accounting firm.

However there was no disagreements or any reportable events of the types described in paragraphs (a)(1)(iv) and (a)(1)(v) of Item 304(a) of Regulation S-K  in connection with this change, and there have been no disagreements with accountants over the past two years.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2013 there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of December 31, 2013:

Name	Age	Position	Term of Office
Robert Nealon	58	Director, Chairman of the Board	8 July 2010 to present
Neil G. Chan	52	Director, Chief Executive Officer	1 September 2011 to present
Richard Freeman	54	Director, Chief Operating Officer	1 November 2011 to present

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Neil G. Chan Director, President & CEO	2013 2012	2013 2012	58,2601 60,0701	71,949 -	130,209 60,070
Richard Freeman Director, COO	2013 2012	2013 2012	58,2601 63,8271	43,605 -	101,865 63,827

1Salary for services as an executive officer.  No compensation for services as a director received in 2012 or 2013.
2Valuation of Stock and Option awards are based on the issuance details listed in the Note 7(d) to the Company’s consolidated financial statements for the year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-end

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable
Neil Chan, CEO	55,556	0	$0.09	31-Mar-18
Richard Freeman, COO	275,000	0	$0.09	31-Mar-18

The company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon Director, COB	2013 2012	0 0	0 0	13,081 0	13,081 0

1Provides information on Directors not serving as executive officers only.  Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors are currently not paid any standard compensation for acting as directors.  None of the directors of the company were compensated for acting in their capacity as a director in 2012.  In 2013 Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised, leaving 150,000 options vested and  unexercised as of December 31, 2013.

Compensation of Executives

The CEO and COO of the Company, who are also directors of the Company, are paid $58,260 and $58,260 per annum respectively as compensation for services in their respective capacities as executive officers in 2013.  No options or stock compensation were granted to executive officers in 2012.  In 2013 the CEO Neil Chan was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2013.  In 2013 COO Richard Freeman was granted 500,000 stock options, all of which vested in 2013, and of which 225,000 were exercised, leaving 275,000 vested and unexercised as of December 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2013.

Securities authorized for issuance under equity compensation plans

As of December 31 2012 the Company had no options outstanding.

The following details securities authorized for issuance as of December 31 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	1,090,556	0.09	1,915,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,090,556	0.09	1,915,000

Security Ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	Machlink Inc 321 Port St. Charles, St. Peters, Barbados	1,000,000	5.33%

Security Ownership of management

1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	4) Percent of class
Common Shares	Robert Nealon Director, COB	521,571	2.78%
Common Shares	Neil G. Chan Director, President & CEO	2,506,111	13.35%
Common Shares	Richard Freeman Director, COO	343,900	1.83%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

On March 12 2013 the Company acquired 2,078,080 shares of Gogiro Internet Group, Inc. through the issuance of 1,744,747 restricted common shares of the Company.  Neil Chan, CEO and Director of both companies, exchanged 2,000,000 Gogiro shares for 1,666,667 shares of the Company.  The purchase was approved through Board of Director’s consent resolution in which Neil Chan abstained from voting and specified in a Stock Purchase Agreement signed between Neil Chan and the Company.  As of the date of the filing of this 10K the share issuances were in process.  Between February 20 2013 and March 15 2013 the Company’s shares traded at or closed at $0.10 on the OTCQB so the fair value of the acquisition calculated on the basis of market value was $174,475.

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

2012: $17,500
2013: $17,500

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2012:  $0
2013:  $4,370

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2012:  $0
2013:  $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2012:  $0
2013:  $0

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

(1)Financial statements:
- Audited Financial Statements for the year ended December 31, 2013

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

IGEN Networks Corp

April 14, 2014	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

April 14, 2014	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer