Form 10-Q
period 2014-03-31
IGEN NETWORKS CORP
filed 2014-05-20
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED Mar 31, 2014.

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

The number of shares of the registrant's common stock issued and outstanding as of May 16, 2014 is 23,458,618.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed interim consolidated financial statements for the three month period ended March 31, 2014 are included herewith.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2014

IGEN NETWORKS CORP.
Condensed Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	Note	March 31, 2014	December 31, 2013
		$	$
Assets
Current
Cash		24,665	11,684
Accounts receivable		164,380	167,722
GST receivable		6,410	5,271
Prepaid expenses		4,520	5,000

		199,975	189,677

Investment in an associate	4	235,302	241,338
Investment	4	150,000	150,000
Equipment	5	3,120	3,632
Total Assets		588,397	584,647
Liabilities and Shareholders' Equity
Current
Accounts payable	6	87,760	144,491
Accrued liabilities	6	37,380	19,271
Convertible debentures	8	35,273	-
Derivative liabilities	8	31,260	-
		191,673	163,762
Non-current
Convertible debentures	8	63,107	82,356
Derivative liabilities	8	62,520	98,992
Total liabilities		317,300	345,110
Shareholders’ Equity
Capital Stock: Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -20,240,419 and 18,771,669 respectively	7	20,240	18,771
Additional paid-in capital	7	5,653,292	5,537,261
Accumulated other comprehensive loss		(4,528)	(2,596)
Deficit accumulated		(5,397,907)	(5,314,199)
Shareholders' Equity		271,097	239,237
Total Liabilities and Shareholders' Equity		588,397	584,347

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

		Three Months Ended March 31,
	Note	2014	2013
		$	$
Revenue
Management services	6	12,154	11,797
Commission fees	6	8,706	9,776
		20,860	21,573
Expenses
Advertising expense	6	4,410	4,662
Consulting and business development fees		13,605	14,878
Depreciation		413	829
General and administrative	6	25,102	49,767
Interest expense		4,842	-
Management fees		26,666	17,854
Professional fees		2,850	14,891
Stock-based compensation	7	-	96,225
Transfer agent & filing fees		893	405
Travel and accommodation		10,527	10,452
Total		89,308	209,963
Loss before the others:		(68,448)	(188,390)
Accretion		(14,436)	-
Change in derivative liabilities		5,212	-
Share of losses from investment in an associate	4	(6,036)	-
Net loss		(83,708)	(188,390)
Other comprehensive Loss:
Net loss for the period		(83,708)	(188,390)
Foreign currency translation adjustment		(1,932)	(1,533)
Total comprehensive loss		(85,640)	(189,923)
Net Loss per share, basic and diluted		(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding		19,450,141	14,394,136

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		Three Months Ended March 31,
	Note	2014	2013
Cash Flows from Operating Activities		$	$
Net loss		(83,708)	(188,390)
Items not affecting cash:
Accretion		14,436	-
Change in derivative liabilities		(5,212)	-
Depreciation		413	829
Share of losses from investment in an associate		6,036	-
Stock-based compensation		-	96,225
Other, including net changes in other non-cash balances:
Accounts receivable		3,342	20,013
GST receivable		(1,139)	4,778
Accounts payable and accrued liabilities		(38,622)	33,882
Net cash used in operating activities		(104,454)	(32,663)
Cash Flows from Financing Activities
Proceeds from private placement	7	117,500	-
Proceeds received from exercised options/warrants		-	40,000
Net cash provided by financing activities		117,500	40,000

Effect of exchange rate on cash		(65)	(1,451)

Net increase in cash		12,981	5,886
Cash, beginning of period		11,684	35,878
Cash, end of period		24,665	41,764

See Note 11 for supplemental information to these statements of cash flow

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
(Unaudited)

		Common Stock		Additional Paid-in	Accumulated Comprehensive	Deficit	Total Stockholders’
	Note	Shares	Amount	Capital	Loss	Accumulated	Equity
			$	$	$	$	$

Balance December 31, 2012		14,982,478	14,982	5,028,707	-	(4,720,297)	323,392
Exercised options on March 25, 2013 at $0.09 per share		444,444	444	39,556	-	-	40,000
Exercised options on October 11 and November 4, 2013 at $0.09 per share		550,000	550	48,950	-	-	49,500
Shares issuance - acquisition of Gogiro shares		1,744,747	1,745	172,730	-	-	174,475
Shares issuance - consulting services on June 4, 2013		650,000	650	57,850	-	-	58,500
Stock based compensation		-	-	149,868	-	-	149,868
Share issuance for cash on December 5 and 10, 2013 at $0.10 per share		400,000	400	39,600	-	-	40,000
Foreign currency translation adjustment		-	-	-	(2,596)	-	(2,596)
Net loss for the year		-	-	-	-	(593,902)	(593,902)
Balance December 31, 2013		18,771,669	18,771	5,537,261	(2,596)	(5,314,199)	239,237
Units issued for cash at $0.08/unit	7	843,750	844	66,656	-	-	67,500
Shares issued for cash at $0.08/unit	7	625,000	625	49,375	-	-	50,000
Foreign currency translation adjustment		-	-	-	(1,932)	-	(1,932)
Net loss for the period		-	-	-	-	(83,708)	(83,708)
		20,240,419	20,240	5,653,292	(4,528)	(5,397,907)	271,097

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

1.	Nature and continuance of operations

IGEN Networks Corp, was incorporated in the State of Nevada on November 14, 2006, together with its wholly owned subsidiary IGEN Business Solutions Inc. (incorporated in Canada)  is collectively known as “IGEN”, or the “Company”.  The Company has been primarily in a development state since inception pursuing a variety of different technologies and markets. Commencing January 1, 2012, the Company is no longer a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, Development Stage Entities, after the Company took on new investment, new management, and a new business model in September of 2011.   IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service, and Machine to Machine solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels.

These consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue into 2014.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $5,397,907 as at March 31, 2014.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp and its wholly owned subsidiary, IGEN Business Solutions Inc. All intercompany transactions and balances have been eliminated. These consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States, expressed in US dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized in Note 3

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

3.             Summary of Significant Accounting Principles (continued)

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
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

3.            Summary of Significant Accounting Principles (continued)

 e)           Revenue recognition

The Company recognizes revenue when earned, specifically when all the following conditions are met:

- Services are provided or products are delivered to customers.
- There is clear evidence that an arrangement exists.
- Amounts are fixed or can be determined.
- The ability to collect is reasonably assured.
- There is no significant obligation for future performance.
- The amount of future returns can be reasonably estimated.

f)	Foreign currency transaction balances

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

g)	Income taxes

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

h)	Stock-based compensation

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

3.            Summary of Significant Accounting Principles (continued)

i)	Changes in accounting policies and recent accounting pronouncements

The Company has not adopted new accounting policies since it most recent year ended December 31, 2013.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.             Investment in an associates and Investment

Investment

The Company’s investment consists of 43 common shares of Machlink Inc. (“Machlink”) which is a private company conducting information technology business. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.  On December 31, 2013 and March 31, 2014, the Company’s investment in Machlink had a carrying value of $150,000 which is the Company’s cost in this investment’s less impairment.

Investment in an associate
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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to 31.12% As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s weighted average ownership on Gogiro was 31.12 % and 30.73% during the March 12 to December 31, 2013 and three months ended March 31, 2014 (“2014 Q1”) respectively. Consequently the Company has included Gogiro’s losses in the Company’s consolidated financial statements in accordance to the percentage ownership (31.12 % for fiscal 2013; 30.73% for 2014 Q1). In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognised in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2012	400,000	100,340
The acquisition of 1,744,747 shares of Gogiro	2,078,080	174,475
Share of Gogiro’s loss during March 12 to December 31, 2013 (31.12%)	-	(33,477)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during 2014 Q1 (30.73%)		(6,036)
		235,302

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

2014 Q1 $
Revenue	31,698
Expense	(57,847)
Other revenue	23,129
Net loss	(3,020)

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

5.             Equipment

			Net Book Value
	Cost	Accumulated Amortization	2014/3/31	2013/12/31
Office equipment	$1,603	$668	$935	$999
Computer	$7,570	$5,385	$2,185	$2,633
TOTAL	$9,173	$6,053	$3,120	$3,632

6.             Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During 2014 Q1, the Company incurred $29,931 in management fees paid in cash to directors and officers of IGEN (Three months ended March 31, 2013 - $32,732).

During 2014 Q1, IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN has significant influence (Note 4):

- Commission fees income from Gogiro of $8,706 (Three months ended March 31, 2013 - $21,554)
- Management service income from Gogiro of $12,154 (Three months ended March 31, 2013 - $26,080)
- Advertising expenses charged by Gogiro of $3,049 (Three months ended March 31, 2013 - $4,662)
- Office rent expenses charged by Gogiro of $1,633 (Three months ended March 31, 2013 - $1,785)

As at March 31, 2014 the Company had account receivables of $164,028 (December 31, 2013 - $166,726), and accounts payable of $7,677 (December 31, 2013 - $9,667) with Gogiro (Note 4). The Company also had account payable of $65,770 (December 31, 2013 - $54,906) with directors and officers of IGEN and a company owned by a director of IGEN.

7.            Stockholders' Equity

a) During the year ended December 31, 2013, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

 7.           Stockholders' Equity (Deficit) – continued

b) During 2014 Q1, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On January 28, 2014 the Company issued 843,750 units at $0.08/share for $67,500 pursuant to a non-brokerage private placement.   Each unit consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

Pursuant to a non-brokerage private placement, the Company issued  625,000 common shares at $0.08/share on March 17, 2014 for $50,000.

c) Common share purchase warrants:

During 2014 Q1, 843,750 share purchase warrants were issued at a private placement (Note 7 (b)).

The number of outstanding warrants as at December 31, 2013 and March 31, 2014 was Nil and 843,750 respectively. As at March 31, 2013, the weighted average exercise price and weight average remaining life of the warrants was $0.2/share and 0.83 years respectively.

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

The fair values of stock options granted are amortized over the vesting period where applicable. During 2014 Q1, the Company recorded $Nil (Three months ended March 31, 2013 - $829) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted and vested during three months ended March 31, 2013 with the use of the following assumptions:

•	an expected dividend yield of nil %,
•	volatility of 191% to 197%,
•	risk free interest rate of 0.76% to 0.85%
•	Expected option life of 5 years
•	Forfeiture rate of 0%

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
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

There was no options granted nor exercised during 2014 Q1

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Number of Options $	Weighted average exercise price $

Options outstanding – December 31, 2012	-	-
Granted (March 25, 2013)	1,660,000	0.09
Exercised (March 26, 2013)	(444,444)	0.09
Exercised (October and November, 2013)	(550,000)	0.09
Granted (April 17, 2013)	75,000	0.07
Granted (July 31, 2013)	350,000	0.09
Options outstanding – December 31, 2013 and March 31, 2014	1,090,556 *	0.09

*Number of options exercisable as at December 31, 2013 and March 31, 2014 – 1,090,556 with an expiry date of March 31, 2018

8.             Convertible debt and derivative liabilities

On May 4, 2013 and May 31, 2013, the Company issued two convertible debentures (“CDs”) in the principal of CAD$100,000 ($94,000) and CAD$50,000 ($ 47,000) respectively (totalling CAD$150,000 or $141,000). The CD with the principal of CAD$100,000 (“CD#1) and the CD with the principal of CAD 50,000 (“CD#2”) were agreed to mature on January 1, 2015 upon issuance.  On March 31, 2014, the maturity of CD#1 was extended to July 1, 2015.  These CDs are non-secured, carry interest of 14% per annum payable monthly or at term. Subject to the approval of the holder of the CDs, IGEN may convert any of all of the principal and/or interest at any time following the 6 month anniversary of the issuance date of the CDs into common shares of IGEN at a price per share equal to a 20% discount to the fair market value of IGEN’s common share.

As the CDs are denominated in Canadian dollars (a currency different from the functional currency of the Company) and the exercise prices are not fixed (a 20% discount to the fair market value of IGEN’s common share), a derivative is recognized as a liability. The derivative liability is recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in consolidated income (loss).  The CDs are classified as a liability, less the portion relating to the derivative feature. As a result, the Company recorded derivative liabilities of $101,823 and convertible notes of $39,177 at dates of issuance of the CDs. As at March 31, 2014, the convertible debenture and derivative liability arising from CD#2 are presented as current liabilities as these obligation will come due less than 12 months.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

8.             Convertible debt and derivative liabilities (Continued)

The Company records accretion expense over the term of the convertible notes up to their face values of CAD$150,000 when these CDs come due.  During 2014 Q1, accretion expenses of $14,436 (Three months ended March 31, 2013 - $Nil) was recorded. Interest expense on the CDs is composed of the interest calculated on the face value of the CDs at 14% per annum which amounted to $4,842 during 2014 Q1 (Three months ended March 31, 2013 - $Nil).

During 2014 Q1, the Company recorded a gain on the change in fair value of the derivative liability of $5,212 (Three months ended March 31, 2013 - $Nil). The fair value of the current and non-current derivative liability was $93,780 on March 31, 2014 (December 31, 2013- $98,992).

Continuity of the Company’s CDs is as follows:

	CD#1				CD#2
	Debt		Derivative		Debt		Derivative
	$		$		$		$
At issuance		26,751		67,249		12,426		34,574
Accretion		26,732				12,673
accrued interest						3,774
Change in fair value				(1,254)				(1,577)
December 31, 2013		53,483		65,995		28,873		32,997
Accretion		9,624				4,812
Change in fair value				(3,475)				(1,737)
accrued interest						1,588
March 31, 2014		63,107		62,520		35,273		31,260

The Company uses the Binomial option pricing model to calculate the fair value of the derivative liability. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

As at May 4 and May 31, 2013 (date of issuance)	203% - 209%	0.17% - 0.22%	0%	1.59 - 1.66
As at December 31, 2013	219%	0.13%	0%	1.00
As at March 31, 2014	200% - 219%	0.20%	0%	0.75 - 1.25

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2014
(Expressed in U.S. dollars)

9.             Financial instruments

Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk
The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, a Canadian company, as at March 31, 2014. The Company does not actively hedge against foreign currency fluctuations.

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

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at March 31, 2014, the Company had a working capital of $8,302 (December 31, 2013 – $25,615 ).

  10.        Subsequent event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and reports the following subsequent events:

On April 21, 2014, the Company signed an agreement to acquire Murrieta-based Nimbo LLC for 2,500,000 common shares of the Company.  On May 5, 2014, the Company announced completion of the acquisition.  Nimbo LLC is a private company that offers a real-time GPS tracking and fleet management system targeted at vehicle recovery and asset protection.

On April 25 28, 2014 the Company sold 333,333 restricted common shares of the Company at $0.15/share for $50,000 as part of a non-brokered private placement.

On April 27, 2014 the Company sold 384,616 units at $0.13/unit for $50,000 as part of a non-brokerage private placement.   Each unit consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.26 per share for one year.

11.          Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Three Months Ended March 31,
	2014	2013
Cash paid for interest	$3,254	$-
Cash paid for income taxes	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three month period ended March 31, 2014.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the three month period ended March 31, 2014 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In the 1st quarter of 2014 the Company continued to focus on executing its business plan of growing revenue, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, applying for a listing on a formal exchange, and raising required capital.

On January 9, 2014 the Company signed a Software License and Hardware Supply agreement with GPS Holdings Ltd (GHD), for the rights to use of GHD’s GHD Fleet Software and hardware solutions.  The Company intends to leverage this agreement to offer global fleet and M2M solutions to customers worldwide.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of March 31, 2014 the Company had little change in total current assets from those reported for 2013 year end.  The Company’s cash position increased by $12,981 and receivables reduced by $3,342, but current assets at $199,975 were up only marginally from year end.  Current assets remain primarily accounts receivable of $164,380, made up of services and commissions owed by Gogiro Internet Group.

Current liabilities increased by $27,911 over the quarter.   The Company was able to successfully reduce its accounts payable and accrued liabilities by $38,622, but this was offset by a $35,273 convertible debenture and $31,260 derivative liabilities (in connection with the convertible debenture) moving from non-current to current liabilities.  These contributed to the company finishing the quarter with a positive working capital surplus of $8,302, down from $25,915 reported at 2013 year end.

Total Assets and Liabilities, Net Assets

Over the first quarter of 2014 there was little change in total assets.   Total liabilities decreased by $27,810 (or 8%), due primarily to reductions in accounts payable.  Total liabilities include a $63,107 non-current convertible debenture, and a $62,520 non-current derivative liability (in connection with this convertible debenture).

Net assets of $271,079 were up $31,560 (or 13%) over the quarter, again due primarily to the company successfully reducing its payables which was primarily financed by two private placements totaling $117,500 completed in the first quarter of 2014.

The company is continuing in its efforts to increase its asset base and raise funds to improve its working capital position.

The Company believes it currently has adequate working capital and projected net revenues to maintain existing operations for approximately two months without requiring additional funding.  The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for existing products.  It is anticipated the Company will continue to raise additional capital through private placements.

Results of Operations

Revenues and Net Income (Loss)

Revenues

As of March 31, 2014 the Company had Q1 revenues of $20,860, down $713 or basically unchanged from the same quarter of 2013.  Revenues remain primarily sales commissions, management fees, and fees for software development services for Gogiro Internet Group, in whom the Company is invested (approximately 30% owned), shares management personnel, and with whom the Company is considered having significant influence.

Expenses

Expenses for Q1 2014 totaled $89,308, a significant reduction of$120,655 from the same quarter of 2013.  Though the Company was able to reduce some general administration costs and professional fees, the bulk of the reduction was due to there being no stock-based compensation during the quarter.  Expenses were down $24,430 not including this factor.

Net Income (Loss)

Due to the expense reductions described above, the Company was able to cut its net quarterly loss by over ½, or 56%.   The Company had a Q1 2014 net loss of $83,708 ($0.00 per basic and diluted share), compared with a net loss of $188,390 in Q1 of 2013 ($0.01 per basic and diluted share), a $104,682 improvement.   The net loss in 2014 Q1 includes shared losses from Gogiro Internet Group of $6,036, and a $9,224 combined loss arising from accretion expense and changes in derivative liabilities in connection with the Company’s convertible debentures.

Cash Flows

The company saw a net increase of $12,981 in its cash position over Q1 2014.  The company used a net cash of $104,454 in its operating activities over the period, which was offset by $117,500 raised in financing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months covered by this report and ended March 31, 2014 the following securities were sold or issued under the Securities Act of 1933 exemption Rule 144:

On January 28, 2014 the Company issued 843,750 units at $0.08/share for $67,500 pursuant to a non-brokerage private placement.   Each unit consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

Pursuant to a non-brokerage private placement, the Company issued 625,000 common shares at $0.08/share on March 17, 2014 for $50,000.

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

IGEN Networks Corp

May 20, 2014	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

May 20, 2014	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer