Form 10-Q
period 2014-06-30
IGEN NETWORKS CORP
filed 2014-08-19
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014.

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

The number of shares of the registrant's common stock issued and outstanding as of August 15, 2014 is 23,888,090

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed interim consolidated financial statements for the six month period ended June 30, 2014 are included herewith.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Financial Statements
For the six months ended June 30, 2014

IGEN NETWORKS CORP.
Condensed Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	Note	June 30, 2014	December 31, 2013
		$	$
Assets
Current
Cash		67,692	11,684
Accounts receivable	6	333,265	167,722
GST receivable		10,307	5,271
Due from equity investee	6	14,055	-
Inventories	3 (j)	25,318	-
Prepaid expenses		6,811	4,700
		457,448	189,377

Investment in an associate	4	221,840	241,338
Investment	4	150,000	150,000
Equipment	5	46,718	3,632
Goodwill	2	505,508	-
Security deposit		1,450	-
Total Assets		1,382,964	584,347
Liabilities and Shareholders' Equity
Current
Accounts payable	6	322,728	144,491
Accrued liabilities		12,947	19,271
Deferred revenue	3 (k)	46,500	-
Convertible debentures	8	43,068	-
Derivative liabilities	8	31,167	-
		456,410	163,762
Non-current
Convertible debentures	8	36,018	82,356
Derivative liabilities	8	64,182	98,992
Total liabilities		556,610	345,110
Shareholders’ Equity
Capital Stock: Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -23,838,090 and 18,771,669 respectively	7	23,838	18,771
Additional paid-in capital	7	6,298,739	5,537,261
Accumulated other comprehensive loss		(2,830)	(2,596)
Deficit accumulated		(5,493,393)	(5,314,199)
Shareholders' Equity		826,354	239,237
Total Liabilities and Shareholders' Equity		1,382,964	584,347

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2014	2013	2014	2013
		$	$	$	$
Revenue
Management services	6	67	27,078	12,221	38,875
Commission fees	6	9,134	16,116	17,840	25,892
Sales, hardware		166,301	-	166,301	-
Sales, services		21,195	-	21,195	-
Revenue, total		196,697	43,194	217,557	64,767
Cost of goods sold		98,387	-	98,387	-

Gross profit		98,310	43,194	119,170	64,767
Expenses
Advertising and selling expenses	6	7,933	9,598	12,343	14,260
Consulting and business development fees		80,705	76,663	94,310	91,541
Depreciation		1,518	866	1,931	1,695
General and administrative	6	29,216	54,078	54,318	103,845
Interest expense		4,734	2,800	9,576	2,800
Management fees		694	14,641	27,360	32,495
Professional fees		13,446	14,569	16,296	29,460
Salaries		39,615	-	39,615	-
Stock-based compensation	7	7,095	30,250	7,095	126,475
Transfer agent & filing fees		8,100	5,557	8,993	5,962
Travel and accommodation		6,737	2,347	17,264	12,799
Total		199,793	211,369	289,101	421,332
Loss before others:		(101,483)	(168,175)	(169,931)	(356,565)
Accretion		(9,975)	-	(24,411)	-
Change in derivative liabilities		(1,569)	-	3,643	-
Change in fair value of convertible debenture	8	31,003	-	31,003	-
Share of losses from investment in an associate	4	(13,462)	(13,917)	(19,498)	(13,917)
Net loss		(95,486)	(182,092)	(179,194)	(370,482)
Other comprehensive Loss:
Net loss for the period		(95,486)	(182,092)	(179,194)	(370,482)
Foreign currency translation adjustment		1,698	(5,733)	(234)	(7,266)
Total comprehensive loss		(93,788)	(187,825)	(179,428)	(377,748)
Net Loss per share, basic and diluted		(0.00)	(0.01)	(0.01)	(0.02)
Weighted Average Number of Common Shares Outstanding		22,015,562	17,344,370	20,749,124	16,182,226

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		Six Months Ended June 30,
	Note	2014	2013
Cash Flows from Operating Activities		$	$
Net loss		(179,194)	(370,482)
Items not affecting cash:
Accretion		24,411	-
Change in derivative liabilities		(3,643)	-
Change in fair value, convertible debenture		(31,003)	-
Depreciation		1,931	1,695
Share of losses from investment in an associate		19,498	13,917
Shares issued for services		66,950	58,500
Stock-based compensation		7,095	126,475
Other, including net changes in other non-cash balances:
Accounts receivable		(47,816)	(21,350)
Due from an equity investee		(14,055)	-
GST receivable		(5,036)	4,902
Inventory		(4,006)	-
Prepaid		609	-
Accounts payable, accrued liabilities and deferred revenue		(39,671)	11,152
Net cash used in operating activities		(203,930)	(175,191)
Cash Flows from Investing Activities
Cash used in acquisition of equipment		-	(358)
Acquisition of cash, business acquisition	2	42,672	-
Net cash provided by (used in) investing activities		42,672	(358)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debentures		-	150,000
Proceeds received from options/warrants exercise		-	40,000
Proceeds from issuance of units, private placement	7	217,500	-
Net cash provided by financing activities		217,500	190,000

Effect of exchange rate on cash		(234)	(1,034)

Net increase in cash		56,008	13,417
Cash, beginning of period		11,684	35,878
Cash, end of period		67,692	49,295

See Note 11 for supplemental information to these statements of cash flow

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
				Additional	Other		Total
		Common Stock		Paid-in	Comprehensive	Deficit	Stockholders’
	Note	Shares	Amount	Capital	Loss	Accumulated	Equity
			$	$	$	$	$

Balance December 31, 2012		14,982,478	14,982	5,028,707	-	(4,720,297)	323,392
Exercised options on March 25, 2013 at $0.09 per share		444,444	444	39,556	-	-	40,000
Exercised options on October 11 and November 4, 2013 at $0.09 per share		550,000	550	48,950	-	-	49,500
Shares issuance - acquisition of Gogiro shares		1,744,747	1,745	172,730	-	-	174,475
Shares issuance - consulting services on June 4, 2013		650,000	650	57,850	-	-	58,500
Stock based compensation		-	-	149,868	-	-	149,868
Share issuance for cash on December 5 and 10, 2013 at $0.10 per share		400,000	400	39,600	-	-	40,000
Foreign currency translation adjustment		-	-	-	(2,596)	-	(2,596)
Net loss for the year		-	-	-	-	(593,902)	(593,902)
Balance December 31, 2013		18,771,669	18,771	5,537,261	(2,596)	(5,314,199)	239,237
Units issued for cash at $0.08/unit	7	843,750	844	66,656	-	-	67,500
Shares issued for cash at $0.08/unit	7	625,000	625	49,375	-	-	50,000
Shares issued for cash at $0.15/share	7	333,333	333	49,667	-	-	50,000
Shares issued for cash at $0.13/share	7	384,616	385	49,615	-	-	50,000
Shares issued for acquisition of Nimbo	2	2,500,000	2,500	472,500	-	-	475,000
Shares issued for services		379,722	380	66,570	-	-	66,950
Stock based Compensation				7,095			7,095
Foreign currency translation adjustment		-	-	-	(234)	-	(234)
Net loss for the period		-	-	-	-	(179,194)	(179,194)
		23,838,090	23,838	6,298,739	(2,830)	(5,493,393)	826,354

 The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

1.	Nature and continuance of operations

IGEN Networks Corp, together with its wholly owned subsidiary IGEN Business Solutions Inc., (collectively “IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006.  The Company has been primarily in a development state since inception pursuing a variety of different technologies and markets. Commencing January 1, 2012, the Company is no longer a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, Development Stage Entities, after the Company took on new investment, new management, and a new business model in September of 2011.   IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service, and Machine to Machine solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels. Commencing May 5, 2014, the Company was also in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries after the acquisition of Nimbo, LLC (Note 2).

These consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue into 2014.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $5,493,393 as at June 30, 2014.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Business Acquisition

Effective May 5, 2014 (the “Acquisition Date”), the Company controlled Nimbo, LLC (“Nimbo”), a corporation incorporated in Texas U.S.A., by acquiring 100% of the voting equity interest (the “Acquisition”) of Nimbo. Nimbo is in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries. The Company intends on applying human resources and capital to help Nimbo grow.  The Company issued 2,500,000 common shares as consideration of the Acquisition. The fair value of these common shares was $475,000, which was determined on the basis of the closing price of Igen’s common share on the Acquisition Date.

In accordance with the FASB ASC 805, the Acquisition has been accounted for as a purchase of a business and the Company is identified as the acquirer. The fair value of the purchase consideration of $475,000 was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition as described below:

Assets acquired
Cash	$42,672
Accounts receivable (net of $9,258 provision for uncollectable)	117,727
Inventory	21,312
Prepaid	4,170
Equipment	45,035
Goodwill	505,508
Total	736,424
Less liabilities assumed:
Accounts payable, accrued liabilities, and deferred revenue	261,424
Fair value of assets acquired, net of liabilities assumed	$475,000

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

2.	Business Acquisition (continued)

The above purchase price allocation is preliminary and the Company is continuing to evaluate the assets acquired and liabilities assumed, and these may be adjustments to the preliminary estimate of purchase date fair value as the Company completes the valuation process. The Company will finalize the purchase price allocation in the year ending December 31, 2014.

The following table provides information of the revenue and net income (loss) of Nimbo

	Revenue	Net income (loss)
	$	$
The actual result of Nimbo from May 6 to June 30, 2014 that has been consolidated to the Company’s interim consolidated income statements for the six months ended June 30, 2014	187,496	28,117
Pro-forma consolidated of the Company and Nimbo from January 1, to June 30, 2014 as if the Acquisition happened on January 1, 2014	594,805	(752,065)
Pro-forma consolidated of the Company and Nimbo from January 1, to June 30, 2013 as if the Acquisition happened on January 1, 2013	552,989	(416,823)

3.	Summary of Significant Accounting Policies

a)	Basic of presentation and consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc. and Nimbo. LLC.

As discussed in Note 2, as of the completion of the Acquisition on May 5, 2014, the Company has started to consolidate the results of operation and cash flow of Nimbo to the Company’s consolidated financial statement.  As a result, the consolidated interim statements of operations and consolidated interim statements of cash flow for the three and six months interim period (collectively the “2011 Comparative Figures”) include only the accounts of Igen.

All intercompany transactions and balances have been eliminated. These consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States, expressed in US dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized as in the following:

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

3.	Summary of Significant Accounting Policies (continued)

c)	Loss per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock IGEN options or warrants. Diluted earnings (loss) per share exclude all dilutive potential shares if their effect is anti-dilutive.

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

Office equipment	20% declining balance
Computer	55% declining balance
Software	3 years straight line

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

3.	Summary of Significant Accounting Policies (continued)

 f)    Revenue recognition

The Company recognizes revenue when earned, specifically when all the following conditions are met:

- Services are provided or products are delivered to customers.
- There is clear evidence that an arrangement exists.
- Amounts are fixed or can be determined.
- The ability to collect is reasonably assured.
- There is no significant obligation for future performance.
- The amount of future returns can be reasonably estimated.

g)	Foreign currency transaction balances

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

i)	Stock-based compensation

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

3.	Summary of Significant Accounting Policies (continued)

j)	Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at December 31, 2013 and June 30, 2014 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2013 and six months ended June 30, 2014

k)	Deferred revenue

As at June 30, 2014, and December 31, 2013, the Company had deferred revenues of $46,500 and $Nil respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

l)    Changes in accounting policies and recent accounting pronouncements

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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to 31.12% As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s weighted average ownership on Gogiro was 31.12 % and 30.37% during the March 12 to December 31, 2013 and six months ended June 30, 2014 (“2014 Six Months”) respectively. Consequently the Company has included Gogiro’s losses in the Company’s consolidated financial statements in accordance to the percentage ownership (31.12 % for fiscal 2013; 30.37% for 2014 Six Months). In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognised in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

4.	Investment in an associates and Investment (continued)

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2012	400,000	100,340
The acquisition of 1,744,747 shares of Gogiro	2,078,080	174,475
Share of Gogiro’s loss during March 12 to December 31, 2013 (31.12%)	-	(33,477)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during 2014 Six Months (30.37%)		(19,498)
		221,840

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

2014 Six Months $
Revenue	60,714
Expense	(133,188)
Other revenue	31,876
Net loss	(40,598)

5.     Equipment

			Net Book Value
	Cost	Accumulated Amortization	2014/6/30	2013/12/31
Office equipment	$1,603	$704	$899	$999
Computer	61,519	18,244	43,275	2,633
Software	3,434	890	2,544	-
TOTAL	$66,556	$19,838	$46,718	$3,632

6.     Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

As at June 30, 2014, the Company had an amount owing from Gogiro of $14,055 (CAD$ 15,000). This receivable is
Unsecure, due on demand, and has an interest of 5% per annum.

During 2014 Six Months, the Company incurred $50,160 in management fees paid in cash to directors and officers of IGEN (Six Months ended June 30, 2013 - $62,036).

During 2014 Six Months, IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN has significant influence (Note 4):

- Commission fees income from Gogiro of $17,840 (Six months ended June 30, 2013 - $25,892)
- Management service income from Gogiro of $12,221 (Six months ended June 30, 2013 - $38,875)
- Advertising expenses charged by Gogiro of $3,049 (Six months ended June 30, 2013 - $9,200)
- Office rent expenses charged by Gogiro of $1,633 (Six months ended June 30, 2013 - $4,100)

As at June 30, 2014 the Company had account receivables of $176,310 (December 31, 2013 - $166,726), and accounts payable of $1,709 (December 31, 2013 - $9,667) with Gogiro (Note 4). The Company also had account payable of $56,523 (December 31, 2013 - $54,906) with directors and officers of IGEN and a company owned by a director of IGEN.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

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

b)  During the six months ended June 30, 2014, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On January 28, 2014 the Company issued 843,750 units (“Unit A”) at $0.08/share for $67,500 pursuant to a non-brokerage private placement.   Each Unit A consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

During the three months ended June 30, 2014, pursuant to non-brokerage private placements, the Company issued:
-  625,000 common shares at $0.08/share for $50,000,
-  333,333 common shares at $0.15/share for $50,000,
-  384,616 units (“Unit B”) at $0.13/unit for $50,000. Each Unit B consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.26 per share for one year.

The Company also issued 379,722 common shares to various consultants for their services rendered. The fair value of these common shares is $66,570 which is determined by the market closing prices of these shares when they were issued.

The Company issued 2,500,000 common shares as consideration for the Acquisition (Note 2). The fair value of these common shares is $475,000 which is determined by the market closing prices of these shares at the Acquisition Date.

  c)  Common share purchase warrants:

During 2014 Six Months, 1,228,336 share purchase warrants were issued at two private placements (Note 7 (b)).

The number of outstanding warrants as at December 31, 2013 and June 30, 2014 was Nil and 1,228,336 respectively. As at June 30, 2014, the weighted average exercise price and weight average remaining life of the warrants was $0.22/share and 0.97 years respectively.

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

d)  Stock Options (continued)

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

On April 28, 2014, the Company granted 50,000 stock options to a consultant at an exercise price of $0.17/share.  These 50,000 options will be vested 50% on October 1, 2014 and the remaining 50% on April 1, 2015 respectively, and will expire on April 1, 2019.

On June 5, 2014, the Company granted three consultants a total of 450,000 stock options at an exercise price of $0.18/share.  These 450,000 options will be vested 50% on May 1, 2015 and the remaining 50% on May 1, 2016 respectively, and will expire on June 5, 2019.

The fair values of stock options granted are amortized over the vesting period where applicable. During 2014 Six Months, the Company recorded $7,095 (Six months ended June 30, 2013 - $126,475) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	Six months ended 2014/6/30	Six months ended 2013/6/30
Expected dividend yield	0%	0%
Volatility	230%	191%-197%
Risk free interest rate	1.52%	0.76%-0.85%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

On March 26, 2013, Neil Chan (CEO and Director) exercised 444,444 option into 444,444 common shares of the company at the strike price of $0.09 per share for $40,000.

In October and November 2013, Neil Chan and Richard Freeman (Director) exercised 325,000 and 225,000 options into common share respectively on one-to-one basis at the strike price of $0.09 per share for $49,500.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Number of Options	Weighted average exercise price $

Options outstanding – December 31, 2012	-	-
Granted (March 25, 2013)	1,660,000	0.09
Exercised (March 26, 2013)	(444,444)	0.09
Exercised (October and November, 2013)	(550,000)	0.09
Granted (April 17, 2013)	75,000	0.07
Granted (July 31, 2013)	350,000	0.09
Options outstanding – December 31, 2013	1,090,556	0.09
Option granted (April 28, 2014)	50,000	0.17
Options granted (June 5, 2014)	450,000	0.18
	1,590.556 *	0.12
               *Number of options exercisable as at December 31, 2013 and June 30, 2014 was 1,090,556 .

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
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

On March 31, 2014, the maturity of CD#1 was extended to July 1, 2015.  As a result, the Company has recorded a gain of $31,003 to account for the change of the fair value of CD#1 during six months ended June 30, 2014.

As the CDs are denominated in Canadian dollars (a currency different from the functional currency of the Company) and the exercise prices are not fixed (a 20% discount to the fair market value of IGEN’s common share), a derivative is recognized as a liability. The derivative liability is recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in consolidated income (loss).  The CDs are classified as a liability, less the portion relating to the derivative feature. As a result, the Company recorded derivative liabilities of $101,823 and convertible notes of $39,177 at dates of issuance of the CDs. As at June 30, 2014, the convertible debenture and derivative liability arising from CD#2 are presented as current liabilities as this obligation will come due less than 12 months.

The Company records accretion expense over the term of the convertible notes up to their face values of CAD$150,000 when these CDs come due.  During 2014 Six Months, accretion expenses of $24,411 (Six months ended June 30, 2013 - $Nil) was recorded. Interest expense on the CDs is composed of the interest calculated on the face value of the CDs at 14% per annum which amounted to $9,576 during 2014 Six Months (Six months ended June 30, 2013 - $Nil).

During 2014 Six Months, the Company recorded a gain on the change in fair value of the derivative liability of $3,643 (2013 Six Months - $Nil). The Continuity of these convertible debentures is as follows:

		CD#1		CD#2
	Debt	Derivative	Debt	Derivative
	$	$	$	$
At issuance	26,751	67,249	12,426	34,574
Accretion	26,732	-	12,673	-
accrued interest	-	-	3,774	-
Change in fair value	-	(1,254)	-	(1,577)
December 31, 2013	53,483	65,995	28,873	32,997
Accretion	13,538	-	10,873	-
Change in fair value	(31,003)	(1,813)	-	(1,830)
accrued interest	-	-	3,322	-
June 30, 2014	36,018	64,182	43,068	31,167

The Company uses the Binomial option pricing model to calculate the fair value of the derivative liability. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

As at May 4 and May 31, 2013 (date of issuance)	203%-209%	0.17%-0.22%	0%	1.59-1.66
As at December 31, 2013	219%	0.13%	0%	1.00
As at June 30, 2014	200% -219%	0.20%	0%	0.75-1.25

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Six Month period ended June 30, 2014
(Expressed in U.S. dollars)

9.     Financial instruments

Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk
The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, a Canadian company, as at June 30, 2014. The Company does not actively hedge against foreign currency fluctuations.

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

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at June 30, 2014, the Company had a working capital of $1,038 (December 31, 2013 – $25,615 ). The Company intends to have more equity financing and/or long term debt financing in order to ensure the liquidity of the Company is sufficient. .

10.   Subsequent events

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855 and reports the following subsequent events:

During July 2014 the Company sold 277,778 restricted common shares of the Company at $0.18/share for $50,000 as part of a non-brokered private placement.

11.   Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Six Months Ended June 30,
	2014	2013
Cash paid for interest	$5,341	$2,800
Cash paid for income taxes	-	-
Issuance of 2,500,000 common shares for Acquisition (Note 2)	475,000
Issuance of 1,731,734 common shares for acquisition of Gogiro (Note 4)		173,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the six month period ended June 30, 2014.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the six month period ended June 30, 2014 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the quarter the Company continued to focus on executing its business plan of growing revenue, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, applying for a listing on a formal exchange, and raising required capital.

On May 5, 2014 the Company completed its previously announced acquisition of Nimbo LLC, and as such the Company’s financial statements now include consolidation of Nimbo’s operations.

Highlights of this report for the six months ended June 30, 2014, include:

-	Significant Asset growth: 142% growth in current assets, 137% growth in total assets, 245% growth in net assets

-
Record revenues:  Revenues for both Q2 and the 6 month period ending June 30, 2014 were the highest in the Company’s history.  Revenues for the 6 month period grew 236% over the similar period in 2013.  Quarter on previous quarter revenues grew by 834%.

-	Q2 gross margins of 50%

-	Record gross profits: 84% growth over similar 6-month periods, and 371% growth quarter on previous quarter

-	31% reduction in expenses

-	54% reduction in net losses

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2014 the Company’s current assets were $457,488, a significant increase from $189,377 reported at 2103 year end.  The increase was due primarily to inclusion of Nimbo’s current assets, the majority of which was accounts receivables ($167,052), hardware inventories ($25,318), and cash ($35,675).  73% of the company’s consolidated current assets are accounts receivable, approximately half of which were iGen Business Service receivables for services and commissions owed by Gogiro Internet Group, and approximately half of which were Nimbo receivables consisting of monies owed to Nimbo by a total of 49 different customers for products and services sold.

Current liabilities saw a commensurate increase over $144,491 reported at 2013 year end, primarily as result of the Nimbo acquisition, increasing by $292,648 to $456,410.  Of this net increase, $271,965 was contributed by Nimbo payables ($225,465) and deferred revenues ($46,500).  Nimbo payables are primarily monies owed for hardware (62% of payables) and monies owed for the provision of wireless services (37% of payables). The Company’s current liabilities also include $43,068 in convertible debentures and $31,167 from derivative liabilities (in connection with the convertible debenture) moving from non-current to current liabilities, as reported in Q1.

The Company finished the second quarter with a positive working capital surplus of $1,038, down from $25,915 reported at 2013 year end.

Total Assets and Liabilities, Net Assets

The second quarter saw a significant change in total assets due to the Nimbo acquisition, increasing to $1,382,964 from $584,347 reported at 2013 year end.  This was accounted for primarily as $505,508 in goodwill (refer to Note 2 to the financial statements for a specific breakdown of the purchase price allocation).  The Company continues to evaluate the assets and liabilities assumed in the acquisition, and may record adjustments to the purchase price allocation in its annual report for the year ending December 31, 2014.

Total liabilities increased by $211,500.  The $292,648 increase in current liabilities reported above was offset by a total reduction of $81,148 in the Company’s non-current convertible debenture and derivative liabilities (which became current liabilities).

The above resulted in net assets increasing over the six month period by $587,117 to $826,354.

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

The Company had Q2 revenues of $196,697, its largest quarterly revenue to date.  Q2 revenues reflected an 843% increase over Q1 revenues of $20,860, and a 355% increase over Q2 2013 revenues of $43,194. Revenue for the six months ended June 30, 2014 (“H2”) was $217,557, an increase of $152,790 or 236% over revenues of $64,767 for the similar period in 2013.  The majority of both Q2 and H2 revenue was contributed by Nimbo hardware sales of $166,301 and Nimbo service revenues of $21,195.  For the six months ended June 30, 2014, Nimbo actually generated revenues of $576,342, but as the acquisition of Nimbo was completed on May 5, 2014, only Nimbo revenues of $187,496 from the period May 6, 2014 to June 30, 2014 have been consolidated into the Company’s interim financial statements.

The Company is reporting costs of goods sold for the first time, in both Q2 and H2 ($98,387 for both periods).  These costs are primarily hardware costs associated with Nimbo’s product revenue.

Gross profits are also the highest ever reported by the company.  Q2 2014 gross profits were $98,310, an increase of 371% over Q1 2014, and an increase of 128% over the similar period in 2013.  Gross profits for the 6 month period ending June 30, 2014 were of $119,170, an increase of 84% over the similar period in 2013.  Gross margins for Q2 were 50%.

Expenses

Expenses for Q2 2014 totaled $199,793, an increase of $110,485 over the previous quarter.  $39,615 of this was due to the addition of Nimbo salaries.  The company also incurred an additional $66,570 in expenses via issuance of shares for consulting and business development service fees, including business case and market development services, accounting services, software development, and operational support services.  However, in spite of the Nimbo acquisition, Q2 expenses remained lower than those for the similar period in 2013, and expenses of $289,101 for the six month period ending June 30, 2014 reflected a 31% reduction over expenses for the similar period in 2013.  The Company was able to reduce some general administration costs and professional fees, however the bulk of the expense reduction was a significant reduction of $119,380 in stock-based compensation during the period.

Net Income (Loss)

The Company had a Q2 2014 net loss of $95,486 ($0.00 per basic and diluted share), which includes shared losses from Gogiro Internet Group of $13,462, a $11,544 combined loss arising from accretion expenses and changes in derivative liabilities in connection with the Company’s convertible debentures, and a gain of $31,003 associated with the extension of the maturity date of one convertible debenture.

Though the net loss for Q2 2014 is a 14% increase from the $11,778 of net loss reported in the previous quarter, it is a significant 51% reduction from the net loss of $182,092 reported in Q2 2013.  Similarly, a net loss of $172,099 for the 6 month period ending June 30, 2014 represents a 54% reduction from a $370,482 net loss reported for the similar period of 2013.

Cash Flows

The company saw a net increase of $56,008 in its cash position over the six months ended June 30, 2014.  The company used net cash of $203,930 in its operating activities over the period, which was offset by $42,672 in cash acquired through the acquisition of Nimbo LLC, combined with $217,500 raised over the period via private placements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014.  It was determined that several instances occurred where the need for disclosure was determined, and hence disclosure filed, late. The conclusions of the Company’s principal executives was nevertheless that the controls and procedures in place remain adequately effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months covered by this report and ended June 30, 2014 the following securities were sold or issued under the Securities Act of 1933 exemption Rule 144:

On January 28, 2014 the Company issued 843,750 units (“Unit A”) at $0.08/share for $67,500 pursuant to a non-brokerage private placement.   Each Unit A consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

Pursuant to non-brokerage private placements, the Company issued:
-	625,000 common shares at $0.08/share for $50,000,
-	333,333 common shares at $0.15/share for $50,000,
-
384,616 units (“Unit B”) at $0.13/unit for $50,000. Each Unit B consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.26 per share for one year.

The Company issued 379,722 common shares to various consultants for their services rendered. The fair value of these common shares is $66,570 which is determined by the market closing prices of these shares when they were issued.

The Company issued 2,500,000 common shares as consideration for the acquisition of Nimbo LLC. The fair value of these common shares is $475,000 which is determined by the market closing prices of these shares at the Acquisition Date.

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

IGEN Networks Corp

August 19, 2014	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

August 19, 2014	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer