Form 10-Q
period 2014-09-30
IGEN NETWORKS CORP
filed 2014-11-19
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014.

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

The number of shares of the registrant's common stock issued and outstanding as of November 18, 2014 is 25,322,541.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed interim consolidated financial statements for the nine month period ended September 30, 2014 are included herewith.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Financial Statements
For the nine months ended September 30, 2014

IGEN NETWORKS CORP.
Condensed Interim Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	Note	September 30, 2014	December 31, 2013
		$	$
Assets
Current
Cash		64,827	11,684
Accounts receivable	6	295,440	167,722
GST receivable		14,167	5,271
Due from equity investee	6	13,562	-
Inventories	3(j)	27,279	-
Prepaid expenses		7,804	4,700

		423,079	189,377

Investment in an associate	4	209,991	241,338
Investment	4	150,000	150,000
Equipment	5	45,967	3,632
Goodwill	2	505,508	-
Security deposit		1,450	-
Total Assets		1,335,995	584,347
Liabilities and Shareholders' Equity
Current
Accounts payable	6	268,369	144,491
Accrued liabilities		33,588	19,271
Deferred revenue	3(k)	57,949	-
Convertible debentures	8	49,789	-
Derivative liabilities	8	29,376	-
		439,071	163,762
Non-current
Convertible debentures	8	-	82,356
Derivative liabilities	8	-	98,992
Note payable	9	95,000	-
Total liabilities		534,071	345,110
Shareholders’ Equity
Capital Stock: Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -24,874,922 and 18,771,669 respectively	7	24,874	18,771
Additional paid-in capital	7	6,486,230	5,537,261
Accumulated other comprehensive loss		(4,023)	(2,596)
Deficit accumulated		(5,705,157)	(5,314,199)
Shareholders' Equity		801,924	239,237
Total Liabilities and Shareholders' Equity		1,335,995	584,347

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September, 30,
	Note	2014	2013	2014	2013
		$	$	$	$
Revenue
Management services	6	39	9,005	12,260	47,880
Commission fees	6	12,364	21,118	30,204	47,010
Sales, hardware		240,977	-	407,278	-
Sales, services		15,065	-	36,260	-
Revenue, total		268,445	30,123	486,002	94,890
Cost of goods sold		150,730	-	249,117	-

Gross profit		117,715	30,123	236,885	94,890
Expenses
Advertising and selling expenses	6	30,684	3,913	43,027	18,173
Consulting and business development fees		9,237	19,809	103,547	111,350
Depreciation		3,061	860	4,992	2,555
General and administrative	6	52,420	46,528	106,738	150,373
Interest expense		3,766	5,046	13,342	7,846
Management fees		11,066	9,645	38,426	42,140
Professional fees		81,464	4,048	97,760	33,508
Salaries		92,841	-	132,456	-
Stock-based compensation	7	20,504	17,376	27,599	143,851
Transfer agent & filing fees		2,952	3,878	11,945	9,840
Travel and accommodation		14,317	1,823	31,581	14,622
Total		322,312	112,926	611,413	534,258
Loss before the others:		(204,597)	(82,803)	(374,528)	(439,368)
Accretion		(9,650)	-	(34,061)	-
Change in derivative liabilities		14,332	-	17,975	-
Change in fair value of convertible debenture	8	-	-	31,003	-
Share of losses from investment in an associate	4	(11,849)	(8,102)	(31,347)	(22,019)
Net loss		(211,764)	(90,905)	(390,958)	(461,387)
Other comprehensive Loss:
Net loss for the period		(211,764)	(90,905)	(390,958)	(461,387)
Foreign currency translation adjustment		(1,193)	1,460	(1,427)	(5,806)
Total comprehensive loss		(212,957)	(89,445)	(392,385)	(467,193)

Net Loss per share, basic and diluted		(0.01)	(0.01)	(0.02)	(0.03)
Weighted Average Number of Common Shares Outstanding		23,708,920	17,808,656	21,746,564	16,730,327

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

		Nine Months Ended September 30,
	Note	2014	2013
		$	$
Cash Flows from Operating Activities
Net loss		(390,958)	(461,387)
Items not affecting cash:
Accretion		34,061	-
Change in derivative liabilities		(17,975)	-
Change in fair value, convertible debenture		(31,003)	-
Depreciation		4,992	2,555
Share of losses from investment in an associate		31,347	22,019
Shares issued for services		66,950	58,500
Stock-based compensation		27,599	143,851
Other, including net changes in other non-cash balances:
Accounts receivable		(9,991)	(36,537)
Due from an equity investee		(14,055)	-
GST receivable		(8,896)	4,778
Inventory		(5,967)	-
Prepaid		(384)	-
Accounts payable, accrued liabilities and deferred revenue		35,477	43,665
Net cash used in operating activities		(278,803)	(222,556)
Cash Flows from Investing Activities
Cash used in acquisition of equipment		(2,381)	(452)
Acquisition of cash, business acquisition	2	42,672	-
Net cash provided by (used in) investing activities		40,291	(452)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debentures		-	150,000
Proceeds received from options/warrants exercise		-	40,000
Proceeds from issuance of units, private placement	7	292,500	-
Net cash provided by financing activities		292,500	190,000

Effect of exchange rate on cash		(845)	(144)

Net increase in cash		53,143	(33,152)
Cash, beginning of period		11,684	35,878
Cash, end of period		64,827	2,726

See Note 12 for supplemental information to these statements of cash flow

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
				Additional	Other		Total
		Common Stock		Paid-in	Comprehensive	Deficit	Stockholders’
	Note	Shares	Amount	Capital	Loss	Accumulated	Equity
			$	$	$	$	$
Balance December 31, 2012		14,982,478	14,982	5,028,707	-	(4,720,297)	323,392
Exercised options on March 25, 2013 at $0.09 per share		444,444	444	39,556	-	-	40,000
Exercised options on October 11 and November 4, 2013 at $0.09 per share		550,000	550	48,950	-	-	49,500
Shares issuance - acquisition of Gogiro shares		1,744,747	1,745	172,730	-	-	174,475
Shares issuance - consulting services on June 4, 2013		650,000	650	57,850	-	-	58,500
Stock based compensation		-	-	149,868	-	-	149,868
Share issuance for cash on December 5 and 10, 2013 at $0.10 per share		400,000	400	39,600	-	-	40,000
Foreign currency translation adjustment		-	-	-	(2,596)	-	(2,596)
Net loss for the year		-	-	-	-	(593,902)	(593,902)
Balance December 31, 2013		18,771,669	18,771	5,537,261	(2,596)	(5,314,199)	239,237
Units issued for cash at $0.08/unit	7	843,750	844	66,656	-	-	67,500
Shares issued for cash at $0.08/unit	7	625,000	625	49,375	-	-	50,000
Shares issued for cash at $0.15/share	7	333,333	333	49,667	-	-	50,000
Units issued for cash at $0.13/share	7	384,616	385	49,615	-	-	50,000
Shares issued for acquisition of Nimbo	2	2,500,000	2,500	472,500	-	-	475,000
Shares issued for services		379,722	380	66,570	-	-	66,950
Units issued for cash at $0.17/unit	7	147,059	147	24,853	-	-	25,000
Share issued for cash at $0.18/share		277,778	277	49,723	-	-	50,000
Shares issuance, convertible debenture conversion	7	611,995	612	92,411	-	-	93,023
Stock based compensation		-	-	27,599	-	-	27,599
Foreign currency translation adjustment		-	-	-	(1,427)	-	(1,427)
Net loss for the period		-	-	-	-	(390,958)	(390,958)
		24,874,922	24,874	6,486,230	(4,023)	(5,705,157)	801,924

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Nine Month period ended September 30, 2014
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

These consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue into 2014.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $5,705,157 as at September 30, 2014.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.             Business Acquisition

Effective May 5, 2014 (the “Acquisition Date”), the Company took control of Nimbo, LLC (“Nimbo”), a corporation incorporated in Texas U.S.A., by acquiring 100% of the voting equity interest (the “Acquisition”) of Nimbo. Nimbo is in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries. The Company intends on applying human resources and capital to help growing Nimbo LLC.  The Company issued 2,500,000 common shares as consideration of the Acquisition. The fair value of these common shares was $475,000, which was determined on the basis of the closing price of Igen’s common share on the Acquisition Date.

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Nine Month period ended September 30, 2014
(Expressed in U.S. dollars)

2.             Business Acquisition (continued)

The following table provides information of the revenue and net income (loss) of Nimbo

	Revenue	Net income (loss)
	$	$
The actual result of Nimbo from May 6 to September 30, 2014 that has been consolidated to the Company’s interim consolidated income statements for the nine months ended September 30, 2014	443,538	(45,109)

3.             Summary of Significant Accounting Policies

a)             Basic of presentation and consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc. and Nimbo LLC.

As discussed in Note 2, as of the completion of the Acquisition on May 5, 2014, the Company has started to consolidate the results of operation and cash flow of Nimbo to the Company’s consolidated financial statement.  As a result, the consolidated interim statements of operations and consolidated interim statements of cash flow for the three and nine months interim period (collectively the “2013 Comparative Figures”) include only the accounts of Igen.

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
For the Nine Month period ended September 30, 2014
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
For the Nine Month period ended September 30, 2014
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

j)              Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at December 31, 2013 and September 30, 2014 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2013 and nine months ended September 30, 2014.

k)             Deferred revenue

As at September 30, 2014, and December 31, 2013, the Company had deferred revenues of $57,949 and $Nil respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

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
For the Nine Month period ended September 30, 2014
(Expressed in U.S. dollars)

4.             Investment in an associates and Investment

Investment
The Company’s investment consists of 43 common shares of Machlink Inc. (“Machlink”) which is a private company conducting information technology business. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.  On December 31, 2013 and September 30, 2014, the Company’s investment in Machlink had a carrying value of $150,000 which is the Company’s cost in this investment’s less impairment.

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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to more than 30%.  As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s weighted average ownership on Gogiro was 31.12 % and 30.37% during the March 12 to December 31, 2013 and Nine Months Ended September 30, 2014 (“2014 Nine Months”) respectively. Consequently the Company has included Gogiro’s losses in the Company’s consolidated financial statements in accordance to the percentage ownership (31.12 % for fiscal 2013; 30.37% for 2014 Nine Months). In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognised in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2012	400,000	100,340
The acquisition of 1,744,747 shares of Gogiro	2,078,080	174,475
Share of Gogiro’s loss during March 12 to December 31, 2013 (31.12%)	-	(33,477)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during 2014 Nine Months (30.37%)	-	(31,347)
	2,478,080	209,991

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

2014 Nine Months $
Revenue	75,530
Expense	(173,652)
Other revenue	31,015
Net loss	(67,107)

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Nine Month period ended September 30, 2014
(Expressed in U.S. dollars)

5.             Equipment

			Net Book Value
	Cost	Accumulated Amortization	2014/9/30	2013/12/31
Office equipment	$1,603	$760	$843	$999
Computer	63,900	21,240	42,660	2,633
Software	3,434	970	2,464	-
TOTAL	$68,937	$22,940	$45,967	$3,632

6.             Related Party Transactions

Related party transactions not disclosed elsewhere in these interim consolidated financial statements are as follows:

As at September 30, 2014, the Company’s amount owing from Gogiro was $13,562 (CAD$ 15,000). This receivable is
Unsecure, due on demand, and has an interest of 5% per annum.

During 2014 Nine Months, the Company incurred $75,023 in management fees paid in cash to directors and officers of IGEN (Nine Months ended September 30, 2013 - $86,240).

During 2014 Nine Months, IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN has significant influence (Note 4):

- Commission fees income from Gogiro of $30,207 (Nine months ended September 30, 2013 - $47,010)
- Management service income from Gogiro of $12,261 (Nine months ended September 30, 2013 - $47,880)
- Advertising expenses charged by Gogiro of $2,626 (Nine months ended September 30, 2013 - $13,632)
- Office rent expenses charged by Gogiro of $4,941 (Nine months ended September 30, 2013 - $5,782)

As at September 30, 2014 the Company had account receivables of $178,204 (December 31, 2013 - $166,726), and accounts payable of $1,139 (December 31, 2013 - $9,667) with Gogiro (Note 4). The Company also had account payable of $38,438 (December 31, 2013 - $54,906) with directors and officers of IGEN and a company owned by a director of IGEN.

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Nine Month period ended September 30, 2014
(Expressed in U.S. dollars)

7.             Stockholders' Equity (Defecit) – Continued

b) During 2014 Nine Months, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:

On January 28, 2014 the Company issued 843,750 units “Unit A” at $0.08/share for $67,500 pursuant to a non-brokerage private placement.   Each Unit A consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

Pursuant to non-brokerage private placements, the Company issued 625,000 common shares at $0.08/share for $50,000, issued 333,333 common shares at $0.15/share for $50,000, issued 384,616 units (“Unit B”) at $0.13/unit for $50,000 during three months ended June 30, 2014. Each Unit B consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.26 per share for one year.

The Company also issued 379,722 common shares to various consultants for their services rendered. The fair value of these common shares is $66,950 which is determined by the market closing prices of these shares when they were issued.

The Company issued 2,500,000 common shares as consideration for the Acquisition (Note 2). The fair value of these common shares is $475,000 which is determined by the market closing prices of these shares at the Acquisition Date.

During the third quarter of 2014, the Company issued 277,778 common shares in a private placement for cash of $50,000 and issued 147,059 unit (“Unit C”) at $0.17/unit. Each Unit C consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.40 for two years. Also the holder of a $100,000 convertible debenture converted this convertible debenture into 611,995 common shares of the Company in accordance with the conversion price set forth in this convertible debenture.

c) Common share purchase warrants:

During 2014 Nine Months, 1,375,425 share purchase warrants were issued at three private placements (Note 7 (b)).

The number of outstanding warrants as at December 31, 2013 and September 30, 2014 was Nil and 1,375,425 respectively. As at September 30, 2014, the weighted average exercise price and weight average remaining life of the warrants was $0.24/share and 1.19 years respectively.

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

On June 5, 2014, the Company granted three consultants totaling 450,000 stock options at an exercise price of $0.18/share.  These 450,000 options will be vested 50% on May 1, 2015 and the remaining 50% on May 1, 2016

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Nine Month period ended September 30, 2014
(Expressed in U.S. dollars)

7.             Stockholders' Equity (Deficit) – continued

d)  Stock Options (Continued)

The fair values of stock options granted are amortized over the vesting period where applicable. During 2014 Nine Months, the Company recorded $27,599 (Nine months ended September 30, 2013 - $143,851) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	Nine months ended 2014/9/30	Six months ended 2013/6/30
Expected dividend yield	0%	0%
Volatility	230%	191%-197%
Risk free interest rate	1.52%	0.76%-0.85%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

On March 26, 2013, Neil Chan (CEO and Director) exercised 444,444 options into 444,444 common shares of the company at the strike price of $0.09 per share for $40,000.

In October and November 2013, Neil Chan and Richard Freeman (Director) exercised 325,000 and 225,000 options into common share respectively on one-to-one basis at the strike price of $0.09 per share for $49,500.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Number of Options	Weighted average exercise price $

Options outstanding – December 31, 2012	-	-
Granted (March 25, 2013)	1,660,000	0.09
Exercised (March 26, 2013)	(444,444)	0.09
Exercised (October and November, 2013)	(550,000)	0.09
Granted (April 17, 2013)	75,000	0.07
Granted (July 31, 2013)	350,000	0.09
Options outstanding – December 31, 2013	1,090,556	0.09
Option granted (April 28, 2014)	50,000	0.17
Options granted (June 5, 2014)	450,000	0.18
	1,590,556 *	0.12
                   *Number of options exercisable as at December 31, 2013 and September 30, 2014 was 1,090,556 .

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

On March 31, 2014, the maturity of CD#1 was extended to July 1, 2015.  As a result, the Company has recorded a gain of $31,003 to account for the change of the fair value of CD#1 during Nine Months Ended September 30, 2014. In July, 2014, the CD#1 was converted into 611,995 common shares of the Company by the holder for consideration of $93,023 at the conversion price set forth in the debenture.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Nine Month period ended September 30, 2014
(Expressed in U.S. dollars)

8.             Convertible debt and derivative liabilities (Continued)

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

The Company records accretion expense over the term of the convertible notes up to their principal when these CDs come due.  During 2014 Nine Months, accretion expenses of $46,734 (Nine months ended September 30, 2013 - $Nil) was recorded. Interest expense on the CDs is composed of the interest calculated on the face value of the CDs at 14% per annum which amounted to $13,342 during 2014 Nine Months (Nine months ended September 30, 2013 - $Nil).

During 2014 Nine Months, the Company recorded a gain on the change in fair value of the derivative liability of $30,648 (2013 Nine Months - $Nil). The Continuity of these convertible debentures is as follows:

	Debt	Derivative
At issuance	39,177.00	101,823.00
Accretion	39,405.00	-
Accrued interest	3,774.00	-
Change in fair value	-	(2,831.00)
December 31, 2013	82,356.00	98,992.00
Accretion	34,061.00	-
Change in fair value	(31,003.00)	(17,975.00)
Accrued interest	4,559.00	-
Change in exchange rate	1,198.00	-
Converted into shares	(41,382.00)	(51,641.00)
Sept 30, 2014	49,789.00	29,376.00

The Company uses the Binomial option pricing model to calculate the fair value of the derivative liability. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

As at May 4 and May 31, 2013 (date of issuance)	203% - 209%	0.17% - 0.22%	0%	1.59 - 1.66
As at December 31, 2013	219%	0.13%	0%	1.00
As at September 30, 2014	200% - 219%	0.20%	0%	0.50 - 1.00

9.             Note payable

During the third quarter of 2014, the Company issued a promissory note with principal of $95,000 in exchange for a settlement of accounts payable of the same amount. This promissory note is non-secured, will expire on December 31, 2016, and carries interest of 5% per annum.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Nine Month period ended September 30, 2014
(Expressed in U.S. dollars)

10.           Financial instruments

Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk
The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, a Canadian company, as at September 30, 2014. The Company does not actively hedge against foreign currency fluctuations.

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

The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at September 30, 2014, the Company had a working capital deficiency 15,992 (December 31, 2013 – working capital of $25,615 ). The Company intends to have more equity financing and/or long term debt financing in order to eliminate the working capital deficiency and to the operations of the Company.

11.           Subsequent event

The Company has evaluated subsequent events through the date these financial statements were issued in accordance with FASB ASC 855.

In October 2014, the Company sold 297,619 restricted common shares of the Company for $50,000 as part of a non-brokered private placement.

In October 2014, the Company issued 150,000 restricted common shares to a consultant at a fair value of $25,500 for services rendered.

12.           Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Nine Months Ended September 30,
	2014	2013
Cash paid for interest	$6,859	$4,531
Cash paid for income taxes	-	-
Issuance 611,995 common shares for the conversion of $93,023 (CAD 100,000) convertible debenture	93,023	-
Issuance of promissory note to settle accounts payable	95,000	-
Issuance of 2,500,000 common shares for Acquisition (Note 2)	475,000
Issuance of 1,731,734 common shares for acquisition of Gogiro (Note 4)	-	173,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the nine month period ended September 30, 2014.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the nine month period ended September 30, 2014 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the quarter the Company continued to focus on executing its business plan of growing revenue in the companies we own or in which we are invested, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, applying for a listing on a Canadian exchange, and raising required capital.

Highlights of this report for the nine months ended September 30, 2014, include:

-
Record revenues:  revenues for both Q3 and the 9 month period ending September 2014 were the highest in the Company’s history.  This is the second subsequent quarter the Company is reporting record revenues.  Quarter on previous quarter revenues grew by 36%.  Quarter on same quarter 2013 revenues grew by 791%.  Revenues for the first three quarters of 2014 increased 412% over the similar period in 2013.

-
Record gross profits:  quarter on previous quarter gross profits were up 20%.  Quarter on same quarter 2013 gross profits were up 291%.  Gross profit for the first three quarters of 2014 increased by 150% over the similar period in 2013.

-	Reduction in year-to-date net losses: net losses over the nine month period ending September 31, 2014 were down 15% over the similar period in 2013.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of September 30, 2014 the Company’s current assets were $423,079, still a significant increase from the $189,377 reported at 2013 year end, but down 8.1% from the end of the second quarter.  The reduction was primarily attributable to a reduction of $37,825 in accounts receivable.  70% of the company’s consolidated current assets remain accounts receivable (a 3% reduction from last quarter), 59% of which remain iGen Business Service receivables for services and commissions owed by Gogiro Internet Group, and 41% of which were Nimbo receivables consisting of monies owed to Nimbo by customers for products and services sold.

The Company saw a marginal decrease of 3.8% in current liabilities over the quarter, primarily due to the Company being able to reduce its accounts payable by $54,359.  This was offset by a $20,641 net increase in accrued liabilities and a $11,449 increase in deferred revenue associated with Nimbo sales.  The bulk of the increase in accrued liabilities was $23,538 of sales bonuses, commissions, and payroll associated with second quarter Nimbo sales.  Starting Q3 Nimbo has changed to allocating all associated sales incentives to the quarter in which the sales were shipped, and as such this quarter saw higher sales related liabilities due to including both Q3 and some Q2 associated sales costs.

Current liabilities continue to be primarily payables. The bulk of the Company’s payables remain Nimbo payables ($121,450) and iGen Business Solutions payables ($93,704).  Nimbo payables are primarily monies owed for hardware and the provision of wireless services. Nimbo was able to decrease payables by $95,000 via conversion of this amount to an interest bearing promissory note.  iGen Business Solution payables includes $74,500 in management and consulting fees owed to The Company’s executive officers.  Current liabilities continue to include liability and derivative liability associated with a $47,000 convertible debenture that matures January 1, 2015.

The Company finished the third quarter with a negative working capital of ($15,992), down from $1,038 reported at the end of the last quarter and down from $25,915 reported at 2013 year end.

Total Assets and Liabilities, Net Assets

The third quarter saw a net reduction in total assets of $46,969 (3.4%) from the second quarter, due primarily to the reduction in current assets described above, plus an $11,849 reduction resulting from the Company’s commensurate share of Gogiro’s quarterly losses reducing the value of the Company’s associated investment.

Total liabilities saw a net reduction of $22,539 (4.05%) over the quarter.  Conversion of a Company convertible debenture into equity reduced long term liabilities by $100,200, however this was offset by the conversion of $95,000 of Nimbo’s payables into debt as described above.

The above resulted in a 3% decrease in net assets over the quarter ($24,430), however net assets remain up 235% ($562,687) from the $239,237 reported for December 31, 2013.

The company is continuing in its efforts to increase its asset base and raise funds to improve its working capital position.

As of the date these financial statements were issued the Company believes it has adequate working capital and projected net revenues to maintain existing operations for approximately three months without requiring additional funding.  The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested.  It is anticipated the Company will continue to raise additional capital through private placements in the both the near and medium term.

Results of Operations

Revenues and Net Income (Loss)

Revenues

The company had third quarter revenues of $268,445, a second subsequent quarter of growth, and a second subsequent quarter in which the Company is reporting its largest quarterly revenue to date.  This increase is reflective of the fact that the third quarter is the first quarter in which the Company is able to consolidate all of the revenues associated with Nimbo LLC.  Quarterly revenues were up $71,748 (36%) over the previous quarter, driven primarily by a $74,676 increase (45%) in revenue contributed from Nimbo hardware sales.  Quarterly revenue was up $238,322 or 791% over the same period in 2013.

Quarterly gross profit was $117,715, the highest in the Company’s history, up 20% over the previous quarter and up 291% over the same quarter in 2013.

Revenues and gross profit for the nine month period were $486,002 and $236,885 respectively, both record nine-month achievements for the company.  Revenue increased by 412% over the similar period in 2013, and gross profit increased by 150% over the similar period.

Costs of goods sold increased over the previous quarter by 53% to $150,730, and remain primarily hardware costs associated with Nimbo’s product revenue.  Gross margins for the third quarter were 44%, a reduction of 50% in the previous quarter, but reflective of the increased percentage of hardware sales making up the Company’s revenue.

Expenses

Expenses for Q3 2014 totaled $322,312, an increase of $122,519 over the previous quarter.  Some of the expense increase was due to Q3 being the first quarter to consolidate all of Nimbo LLC’s expenses, including a $53,226 increase in salary costs.  There were however significant one-time professional fee costs associated with completion of the acquisition by the Company of Nimbo LLC., and the filing of business acquisition reports, including $64,500 of accounting, auditing and legal costs.  In spite of this quarterly expense increase, expenses for the nine months ending September 30, 2013 were up only 14% ($77,155) over the same nine month period in 2013.

Net Income (Loss)

The Company had a Q3 2014 net loss of $211,764, (0.01 per basic and diluted share), which includes shared losses from Gogiro Internet group of $11,849 (down from $13,462 reported in Q2).  This is an increase of $115,278 over the net loss of $95,486 reported in Q2, over half of which can be attributed to the one-time costs associated with the Company’s acquisition of Nimbo LLC described in Expenses above.  However over the nine-month period ending September 30, 2014, the company still saw a 15% reduction in net loss over the same period in 2013, down from $461,387 to $390,958

Cash Flows

The company saw a net increase of $53,143 in its cash position over the nine months ended September 30, 2014.  The company used net cash of $278,803 in its operating activities over the period, which was offset by $42,672 in cash acquired through the acquisition of Nimbo LLC, combined with $292,500 raised over the period via private placements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014.  It was determined that several instances occurred where the need for disclosure was determined, and hence disclosure filed, late. The conclusions of the Company’s principal executives was nevertheless that the controls and procedures in place remain adequately effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item, however for a discussion of risk factors affecting the Company please refer to the Cautionary Note Regarding Forward-looking Statements included in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months covered by this report and ended September 30, 2014 the following securities were sold or issued under the Securities Act of 1933 exemption Rule 144:

On January 28, 2014 the Company issued 843,750 units “Unit A” at $0.08/share for $67,500 pursuant to a non-brokerage private placement.   Each Unit A consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

Pursuant to non-brokerage private placements, the Company issued 625,000 common shares at $0.08/share for $50,000, issued 333,333 common shares at $0.15/share for $50,000, issued 384,616 units (“Unit B”) at $0.13/unit for $50,000 during three months ended June 30, 2014. Each Unit B consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.26 per share for one year.

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

During the third quarter of 2014, the Company issued 277,778 common shares in a private placement for cash of $50,000 and issued 147,059 unit (“Unit C”) at $0.17/unit. Each Unit C consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.40 for two years. Also the holder of a $100,000 convertible debenture converted this convertible debenture into 611,995 common shares of the Company in accordance with the conversion price set forth in this convertible debenture.

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

IGEN Networks Corp

November 19, 2014	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

November 19, 2014	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer