Form 10-K
period 2014-12-31
IGEN NETWORKS CORP
filed 2015-04-15
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of April 14, 2015 was $5,110,989 based on the closing price of the common stock of $0.23.

The number of shares of the registrant's common stock outstanding as of December 31, 2014 was 25,815,273.

Part I

Item 1.  Business

Description of Business

IGEN Networks Corp. (“IGEN”,  the “Company”, “we”, “our”) was incorporated in the State of Nevada on November 14, 2006 under the name of Nurse Solutions Inc.  On September 19, 2008 the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO.  On September 15 2008 the Company became a reporting issuer in British Columbia, Canada.  On May 26, 2009, the Company changed its name to IGEN Networks Corp., the Company’s common stock was assigned 45172B 10 2 as its new Cusip number, and the Company’s trading symbol was changed to IGEN effective June 30, 2009.  On November 4, 2011, IGEN Business Solutions Inc., a wholly owned Canadian subsidiary of IGEN Networks Corp., was incorporated.  On March 25, 2015, the Company was listed on the Canadian Securities Exchange (CSE) under the trading symbol IGN and the Company became a reporting Venture Issuer in British Columbia and Ontario, Canada.

The Company’s principal business is investing in or acquiring operating high tech companies and playing an active role in the management of these companies to mitigate risk and maximize their revenue growth.  The Company defines itself as an “invasive” business accelerator.  Through ownership of IGEN shares, the general public has an opportunity to participate in the financial growth and any liquidity events of these privately-held and IGEN-managed technology companies.  The Company has primarily targeted companies with technologies or solutions in three specific areas: Machine to Machine (M2M) applications and technologies, Cloud-based software-as-a-service (SaaS) business applications, and specialized wireless broadband communications infrastructure.  A secondary part of IGEN’s business is negotiating distribution agreements with organizations, typically in the above industries, and selling their products and services through the distribution channels of our portfolio companies, or newly developed global IGEN sales channels.

As of December 31, 2014 the Company had:
i)	Equity positions and distribution agreements with two Canadian privately held companies: Gogiro Internet Group, and Machlink Inc., in which it has 30.44% and 2.15% equity positions respectively;
ii)	A 100% equity position in Nimbo LLC, a privately held US company acquired in 2014;
iii)	A global distribution agreement with Star Solutions Inc., a privately held Canadian company; and
iv)	A software license and hardware supply agreement with GPS Holdings Ltd (GHD), a privately held US Company.

The Company has offices in the United States and Canada.  The U.S. head office is located at 119 North Henry Street, Alexandria, Virginia 22314.  The Canadian office is located at Suite 1025, 1185 Georgia Street, Vancouver BC, Canada, V6E 4E6.  The Company’s phone number is 1-888-244-3650.

The Company itself currently owns no patents.  The Company is in the process of securing trademarks and distribution licenses through increased ownership of privately held technology companies.

During the fiscal year ending 2013 the company spent approximately $83,500 on research and development 90% of which was borne by customers. During the fiscal year ending December 31, 2014, the company spent approximately $49,500 in consulting fees on research and development, approximately 25% of which was borne by customers.

The Company is not aware of any government approval or regulations, other than those governing the normal course of business, which will affect its own business.  However, the Company is invested in and foresees future investment in, or possible joint ventures with, companies for which local, regional or national regulatory approvals, particularly those pertaining to wireless networks or GPS-based applications, may apply.

The Company is not aware of any significant costs or effects of compliance with environmental laws.

The Company currently has 2 full-time employees and one part-time employee.  All management activities are currently undertaken by Directors of the Company and the Company also relies on subcontractors for a number of professional services.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Principal Markets

The Company’s common shares currently trade on the OTC market in the United States and are quoted on the OTCQB under the symbol IGEN.

On March 25, 2015, the Company’s common shares began trading on the Canadian Securities Exchange (CSE) in Canada under the trading symbol IGN.

High and Low Sales Prices

Quarter Ended	High	Low
2013
March 31, 2013	$0.25	$0.07
June 30, 2013	$0.15	$0.05
September 30, 2013	$0.10	$0.06
December 31, 2013	$0.12	$0.03

2014
March 31, 2014	$0.26	$0.04
June 30, 2014	$0.33	$0.15
September 30, 2014	$0.26	$0.11
December 31, 2014	$0.29	$0.16

Holders

As of December 31, 2014, there were 302 registered shareholders of common shares.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Number of Options	Weighted average exercise price $
Options outstanding – December 31, 2012	-	-
Options Granted (March 25, 2013)	1,660,000	0.09
Options Exercised (March 26, 2013)	(444,444)	0.09
Options Exercised (October and November, 2013)	(550,000)	0.09
Options Granted (April 17, 2013)	75,000	0.07
Options Granted (July 31, 2013)	350,000	0.09
Options outstanding – December 31, 2013	1,090,556	0.09
Option granted (April 28, 2014)	50,000	0.17
Options granted (June 5, 2014)	450,000	0.18
Options outstanding – December 31, 2014	1,590,556 *	0.12

*Number of options exercisable as at December 31, 2013 and 2014 was 1,090,556 and 1,115,556 respectively.

On March 25, 2013 via Board of Directors Consent Resolution, the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options.  As of December 31, 2014, 2,585,000 options have been granted, leaving 1,415,000 options remaining for future grants.

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

2014

During 2014, the company issued the following shares/ units under the Securities Act of 1933 exemption Rule 14 pursuant to non-brokerage private placements:

On January 28, 2014 the Company issued 843,750 units (“Unit A”) for $67,500 ($0.08/share). Each Unit A consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

During the second quarter of 2014, the Company issued 625,000 common shares at for $50,000 ($0.08/share), issued 333,333 common shares for $50,000 ($0.15/share), issued 384,616 units (“Unit B”) for $50,000 ($0.13/unit). Each Unit B consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.26 per share for one year.

During the third quarter of 2014, the Company issued 297,619 common shares for $50,000 ($0.168/share), 277,778 common shares for $50,000 ($0.18/share), and issued 147,059 unit (“Unit C”) for $25,000 ($0.17/unit). Each Unit C consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.40 for two years.

During the fourth quarter of 2014, the Company issued 492,732 common shares for $88,692 ($0.18/share).

During 2014, the Company also issued the following common shares:

2,500,000 common shares were issued for the acquisition of Nimbo LLC, a private company incorporated in Texas, USA, with fair value of $475,000 determined by the market closing price of these shares on the date of acquisition.

611,995 common shares when a convertible debenture with principal of CAD$100,000 was converted.

529,722 common shares with fair value of $102,420 for services rendered by various consultants. The fair value was determined by the market closing prices of these shares when they were issued.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2014.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In 2014 the Company continued to focus its efforts on generating more revenues, increasing shareholder value through increased investment or acquisition in portfolio companies, and managing growth of our invested companies.  Highlights for the year include:

-	On January 14, 2014, the Company signed a global Machine to Machine (M2M) software licensing and hardware supply agreement with GPS Holdings Ltd, a privately held US company.

-
On May 5, 2014 the Company completed the acquisition of 100% of Nimbo LLC, a privately held US company that derives its revenues from selling hardware and software services for real-time GPS asset tracking and management solutions for the automotive and fleet industries

-
On June 16, 2014 the Company announced the signing of a partnership agreement between Nimbo LLC and Auto Knight Motor Club, a subsidiary of Fortegra Financial, for the provision of emergency roadside assistance and stolen vehicle recovery services in North America.

-	Record annual revenues of $724,624, up 398% from the previous year.

-	Record gross profits of $298,435, up 105% from the previous year.

As a result, IGEN exited 2014 with increased assets, a positive balance sheet, record revenues and gross profits, increased investment in M2M companies, new licensing agreements, and several global distribution agreements in place.  Though the Company incurred net losses in 2014, we believe our continued revenue and gross profit growth, combined with our recent March 25 2015 listing on the Canadian Securities Exchange, puts the Company on a solid footing for future profitable growth and the ability to raise the required capital to do so.

The reader is cautioned that the latter comment is forward-looking information, and actual results may vary to the extent that the company may not achieve profitable growth nor raise any required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2014, the Company had total current assets of $412,404, an increase of $223,027 or 118% from the end of the year previous. This increase was due primarily to consolidation of $127,503 of receivables and $14,102 in inventories from Nimbo LLC, combined with an increase in cash of $44,663. Nimbo LLC receivables consist of monies owed to Nimbo by customers for products and services sold.  Current assets include $170,918 in receivables owed by Gogiro Internet Group for sales commissions and a combination of development services, IT services and management services provided by IGen to Gogiro.  73% of the Companies current assets are receivables, down from 89% at the end of 2013.

The Company’s current liabilities as of December 31, 2014 were $460,080, an increase of $296,318 from the $163,762 reported at the end of the year previous.   The most significant contributors to this increase were an additional $183,071 from consolidation of  payables from Nimbo LLC, an increase of $55,592 due to a convertible debenture coming to term, and an increase of $54,484 from the consolidation of deferred revenues of Nimbo LLC.  76% of the Companies consolidated current liabilities are payables and accrued liabilities, down from 100% at the end of 2013.  Nimbo LLC payables, which make up 59% of the Company’s consolidated payables, are primarily monies owed for cellular carrier services and device hardware.  The remaining payables are made up of contractor fees, legal fees, auditing fees, accounting fees, and include $59,180 in management and consulting fees owed to the Company’s executive officers.

IGEN ended 2014 with a negative working capital of ($47,676), down from $25,615 reported at the end of 2013.

Total Assets and Liabilities, Net Assets

As of December 31, 2014 the Company’s total assets was $1,183,943, an increase of $599,596 from the year prior.  This includes the increase of $223,027 in current assets described previously, and $505,508 in goodwill associated with the acquisition of Nimbo LLC Refer to Note 2 to the financial statements for a specific breakdown of the purchase price allocation.  The Company continues to evaluate the assets and liabilities assumed in this acquisition, and may record adjustments to the purchase price allocation in the future.  The asset increases described above were balanced by a $150,000 impairment of the Company’s equity position in Machlink Inc.  The Company has deemed the value of the investment cannot be recovered.

As of December 31, 2014 the Company’s total liabilities were $540,494, up from $345,110 reported the year prior.  The increase was due to the increase in current liabilities previously discussed, and the addition of non-current liabilities of $80,414 from Nimbo LLC incurred through issuance of a promissory note.

The above resulted in net assets as of December 31, 2014 being $643,449, a 169% increase of $404,212 from the $239,237 reported at the end of the year prior.

As of December 31, 2014, the Company had an accumulated deficit of $6,062,422.

The company is continuing in its efforts to increase its asset base and raise funds to improve its working capital position.

As of the date these financial statements were issued the Company believes it has adequate working capital and projected net revenues and cash flows to maintain existing operations for approximately two months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through private placements or other means in the both the near and medium term.

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

As of December 31, 2014, the Company had record revenues of $724,624, up $579,260 (or 398%) from revenues of $145,364 reported in 2013.   94% of the reported revenues are attributable to Nimbo LLC, and include both hardware and service revenues.

Costs of goods sold for 2014 were $426,189.  There were none reported in 2013.  These costs are primarily hardware costs associated with Nimbo’s product revenue.

The resulting annual gross profit was a record $298,435, a 105% increase over the gross profit reported for 2013.

Expenses

Expenses as of December 31, 2014 totaled $918,859, up $249,644 (or 37%) from 2013 reported expenses of $669,215.   This increase was primarily due to $211,657 in salaries consolidated from Nimbo LLC, and an increase of $95,878 to $150,498 in professional fees, the majority of which were accounting and audit fees ($68,214) and legal fees ($42,106).

Net Income (Loss)

As of December 31, 2014 the Company had a net loss of $748,223 (or $0.03 per basic & diluted share), an increase of $154,321 over the net loss reported for the year prior.  However the 2014 net loss includes the $150,000 impairment of the Company’s investment in Machlink Inc.

Cash Flows

As of December 31, 2014 the Company saw a net increase in cash of $44,663.  The primary source of cash was net proceeds from financing activities of $431,192, (compared with $270,050 in 2013) and the acquisition of $42,672 cash through business acquisition of Nimbo LLC.  The cash provided by financing activities was offset by cash used in operating activities of $424,439 (year 2013 - $291,751).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the year ended December 31, 2014 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the year ended December 31, 2014

SUITE 2001 1177 WEST HASTINGS STREET VANCOUVER, BC, V6E 2K3
T: 604.683.3850 F: 604.688.8479	A CHAN AND COMPANY LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:           the Board of Directors and Stockholders of
 IGEN Networks Corp.

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

“A Chan & Company LLP”

Vancouver, British Columbia
April 15, 2015

IGEN NETWORKS CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	Note	December 31, 2014	December 31, 2013

Assets
Current
Cash		$56,347	$11,684
Accounts receivable	6	299,422	167,722
GST receivable		17,021	5,271
Due from equity investee	6	20,578	-
Inventories	3(j)	14,102	-
Prepaid expenses		4,934	4,700

		412,404	189,377

Investment in an associate	4	227,075	241,338
Investment	4	-	150,000
Equipment	5	33,458	3,632
Goodwill	2	505,508	-
Security deposit		5,498	-
Total Assets		1,183,943	584,347
Liabilities and Shareholders' Equity
Current
Accounts payable	6	284,783	144,491
Accrued liabilities		68,221	19,271
Deferred revenue	3(k)	54,484	-
Note payable		52,592	-
		460,080	163,762
Non-current
Convertible debentures	8	-	82,356
Derivative liabilities	8	-	98,992
Note payable	9	80,414	-
Total liabilities		540,494	345,110

Shareholders’ Equity
Capital Stock: Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -25,815,273 and 18,771,669 respectively	7	25,815	18,771
Additional paid-in capital	7	6,697,680	5,537,261
Accumulated other comprehensive loss		(17,624)	(2,596)
Deficit accumulated		(6,062,422)	(5,314,199)
Shareholders' Equity		643,449	239,237
Total Liabilities and Shareholders' Equity		1,183,943	584,347

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars)

		Year Ended December 31,
	Note	2014	2013

Revenue
Management services	6	$12,140	$53,496
Commission fees	6	31,133	91,868
Sales, hardware		620,621	-
Sales, services		60,730	-
Revenue, total		724,624	145,364
Cost of goods sold		426,189	-

Gross profit		298,435	145,364
Expenses
Advertising and selling expenses	6	30,605	22,467
Consulting and business development fees		157,310	125,510
Depreciation		17,418	3,578
General and administrative	6	157,351	189,299
Interest expense		12,574	13,096
Management fees		65,232	66,028
Professional fees		150,498	54,620
Salaries		211,657	-
Stock-based compensation	7	49,625	149,868
Transfer agent & filing fees		12,698	13,431
Travel and accommodation		53,891	31,318
Total		918,859	669,215
Loss before the others:		(620,424)	(523,851)
Accretion		(63,995)	(39,405)
Change in derivative liabilities		98,992	2,831
Change in fair value of convertible debenture	8	1,467	-
Impairment		(150,000)	-
Share of losses from investment in an associate	4	(14,263)	(33,477)
Net loss		(748,223)	(593,902)
Other comprehensive Loss:
Net loss for the year		(748,223)	(593,902)
Foreign currency translation adjustment		(15,028)	(2,596)
Total comprehensive loss		(763,251)	(596,498)
Net Loss per share, basic and diluted		(0.03)	(0.03)
Weighted Average Number of Common Shares Outstanding		23,104,796	17,225,613

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

		Year Ended December 31,
	Note	2014	2013
Cash Flows from Operating Activities
Net loss		$(748,223)	$(593,902)
Items not affecting cash:
Accretion		63,995	39,405
Change in derivative liabilities		(98,992)	(2,831)
Change in fair value, convertible debenture		(1,467)	-
Depreciation		17,418	3,578
Impairment		150,000	-
Share of losses from investment in an associate		14,263	33,477
Stock-based compensation		49,625	149,868
Other, including net changes in other non-cash balances:
Accounts receivable		(13,973)	(60,828)
Due from an equity investee		(20,578)	-
GST receivable		(11,750)	(493)
Inventory		7,210	-
Prepaid		(1,562)	300
Accounts payable, accrued liabilities and deferred revenue		169,595	139,675
Net cash used in operating activities		(424,439)	(291,751)
Cash Flows from Investing Activities
Cash used in acquisition of equipment		(2,381)	(347)
Acquisition of cash, business acquisition	2	42,672	-
Net cash provided by (used in) investing activities		40,291	(347)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debentures		-	141,000
Proceeds received from options/warrants exercise		-	89,500
Proceeds from issuance of units, private placement	7	431,192	40,000
Net cash provided by financing activities		431,192	270,500

Effect of exchange rate on cash		(2,381)	(2,596)

Net increase in cash		44,663	(24,194)
Cash, beginning of year		11,684	35,878
Cash, end of year		56,347	11,684

See Note 12 for supplemental information to these statements of cash flow

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

					Accumulated
				Additional	Other		Total
		Common Stock		Paid-in	Comprehensive	Deficit	Stockholders’
	Note	Shares	Amount	Capital	Loss	Accumulated	Equity
			$	$	$	$	$
Balance December 31, 2012		14,982,478	14,982	5,028,707	-	(4,720,297)	323,392
Exercised options at $0.09 per share		994,444	994	88,506	-	-	89,500
Shares issuance - acquisition of Gogiro shares		1,744,747	1,745	172,730	-	-	174,475
Shares issuance for services		650,000	650	57,850	-	-	58,500
Stock based compensation		-	-	149,868	-	-	149,868
Share issuance for cash on December 5 and 10, 2013 at $0.10 per share		400,000	400	39,600	-	-	40,000
Foreign currency translation adjustment		-	-	-	(2,596)	-	(2,596)
Net loss for the year		-	-	-	-	(593,902)	(593,902)
Balance December 31, 2013		18,771,669	18,771	5,537,261	(2,596)	(5,314,199)	239,237
Units issued for cash at $0.08/unit	7	843,750	844	66,656	-	-	67,500
Shares issued for cash at $0.08/share	7	625,000	625	49,375	-	-	50,000
Shares issued for cash at $0.15/share	7	333,333	333	49,667	-	-	50,000
Units issued for cash at $0.13/unit	7	384,616	385	49,615	-	-	50,000
Shares issued for acquisition of Nimbo	2	2,500,000	2,500	472,500	-	-	475,000
Shares issued for services	7	529,722	530	102,420	-	-	102,950
Shares issued for cash at $0.168/share	7	297,619	297	49,703	-	-	50,000
Units issued for cash at $0.17/unit	7	147,059	147	24,853	-	-	25,000
Share issued for cash at $0.18/share	7	770,510	771	137,921	-	-	138,692
Shares issuance, convertible debenture conversion	7	611,995	612	91,921	-	-	92,533
Stock based compensation	7	-	-	49,625	-	-	49,625
Issuance of promissory note on discount	9	-	-	16,163	-	-	16,163
Foreign currency translation adjustment		-	-	-	(15,028)	-	(15,028)
Net loss for the year		-	-	-	-	(748,223)	(748,223)
Balance, December 31, 2014		25,815,273	25,815	6,697,680	(17,624)	(6,062,422)	643,449

The accompanying notes are an integral part of these consolidated financial statements.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
(expressed in U.S. dollars)

1.	Nature and continuance of operations

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006.  The Company has been primarily in a development state since inception pursuing a variety of different technologies and markets. Commencing January 1, 2012, the Company is no longer a Development Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (”ASC”) 915, Development Stage Entities, after the Company took on new investment, new management, and a new business model in September of 2011.   IGEN’s primary business is investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband, Software as a Service, and Machine to Machine solutions.   A secondary part of IGEN’s business is negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of our portfolio companies, or newly developed IGEN sales channels. Commencing May 5, 2014, the Company was also in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries after the acquisition of Nimbo, LLC (Note 2).

These consolidated financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company generated revenue for the first time in the fourth quarter of 2011 and continued to grow revenue into 2014.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $6,062,422 as at December 31, 2014.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
(expressed in U.S. dollars)

2.	Business Acquisition (continued)

The following table provides information of the revenue and net income (loss) of Nimbo

	Revenue $	Net loss $

The actual result of Nimbo from May 6 to December 31, 2014 that has been consolidated to the Company’s consolidated income statements for the year ended December 31, 2014	681,351	(116,161)

3.     Summary of Significant Accounting Policies

a)	Basic of presentation and consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc (incorporated in Canada) and Nimbo LLC (incorporated in USA).

As discussed in Note 2, as of the completion of the Acquisition on May 5, 2014, the Company has started to consolidate the results of operation and cash flow of Nimbo to the Company’s consolidated financial statement.  As a result, the consolidated statements of operations and consolidated statements of cash flow for the year ended December 31, 2013 (collectively the “2013 Comparative Figures”) include only the accounts of Igen.

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

3.     Summary of Significant Accounting Policies (continued)

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

3.      Summary of Significant Accounting Principles (continued)

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

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at December 31, 2014 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2014.

k)	Deferred revenue

As at December 31, 2014, the Company had deferred revenues of $54,484. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

l)    Changes in accounting policies and recent accounting pronouncements

The Company has not adopted new accounting policies since it most recent year ended December 31, 2013.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

4.	Investment in an associates and Investment

Investment
The Company’s investment consists of 43 common shares of Machlink Inc. (“Machlink”) which is a private company conducting information technology business. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.  On December 31, 2013 and September 30, 2014, the Company’s investment in Machlink had a carrying value of $150,000 and $Nil which is the Company’s cost in this investment’s less impairment.

During the year ended December 31, 2014, this investment was fully written off as management determined the investment cannot be recovered and the Company recorded an impairment loss of $150,000.

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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to more than 30%.  As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s weighted average ownership on Gogiro was 31.12% and 30.44% during the March 12 to December 31, 2013 and Year Ended December 31, 2014 respectively. Consequently the Company has included Gogiro’s losses in the Company’s consolidated financial statements in accordance to the percentage ownership (31.12% for fiscal 2013; 30.44% for fiscal 2014). In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2012	400,000	100,340
The acquisition of 1,744,747 shares of Gogiro	2,078,080	174,475
Share of Gogiro’s loss during March 12 to December 31, 2013 (31.12%)	-	(33,477)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during fiscal 2014 (30.44%)	-	(14,263)
	2,478,080	227,075

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

	2014 $	2013 $
Revenue	203,259	111,906
Expense	(197,296)	(321,667)
Net income (loss)	5,963	(209,761)

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

5.     Equipment

				Net Book Value
	Cost	Accumulated Amortization	Effect of foreign change	2014/12/31	2013/12/31
Office equipment	$1,603	$200	$(169)	$799	$999
Computer	49,272	20,827	-	28,276	2,633
Software	6,012	1,629	-	4,383	-
TOTAL	$56,887	$23,260	$(169)	$33,458	$3,632

6.     Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

As at December 31, 2014, the Company’s balance due from Gogiro was $20,578 (CAD$ 23,900). This receivable is unsecure, due on demand, and has an interest of 5% per annum.

During 2014, the Company incurred $119,592 in management fees to two officers (also are directors) of IGEN (2013 - $116,520) and was charged $22,500 in consulting fees by a company controlled by the Company’s CEO (2013 - $Nil).

During 2014, IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN has significant influence (Note 4):

-  Commission fees income from Gogiro of $30,207 (2013 - $91,868)
-  Management service income from Gogiro of $12,261 (2013 - $53,496)
-  Advertising expenses charged by Gogiro of $4,077 (2013 - $17,876)
-  Office rent expenses charged by Gogiro of $5,436 (2013 - $7,477)

As at December 31, 2014 the Company had account receivables of $170,918 (December 31, 2013 - $166,726), and accounts payable of $Nil (December 31, 2013 - $9,667) with Gogiro (Note 4). The Company also had account payable of $59,180 (December 31, 2013 - $54,906) with directors and officers of IGEN and a company controlled by a director of IGEN.

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

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

7.      Stockholders' Equity (Deficit) – Continued

b) During 2014, the company issued the following shares/ units under the Securities Act of 1933 exemption Rule 14 pursuant to non-brokerage private placements:

•
On January 28, 2014 the Company issued 843,750 units (“Unit A”) for $67,500 ($0.08/share). Each Unit A consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

•
During the second quarter of 2014, the Company issued 625,000 common shares at for $50,000 ($0.08/share), issued 333,333 common shares for $50,000 ($0.15/share), issued 384,616 units (“Unit B”) for $50,000 ($0.13/unit). Each Unit B consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.26 per share for one year.

•
During the third quarter of 2014, the Company issued 297,619 common shares for $50,000 ($0.168/share), 277,778 common shares for $50,000 ($0.18/share), and issued 147,059 unit (“Unit C”) for $25,000 ($0.17/unit). Each Unit C consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.40 for two years.

•	During the fourth quarter of 2014, the Company issued 492,732 common shares for $88,692 ($0.18/share),

During 2014, the Company also issued the following common shares:
•
2,500,000 common shares were issued for the Acquisition (Note 2). The fair value of these common shares is $475,000 which is determined by the market closing prices of these shares at the Acquisition Date.

•	611,995 common shares when a convertible debenture with principal of CAD$100,000 was converted
•	529,722 common shares with fair value of $102,950 for services rendered by various consultants. The fair value were determined by the market closing prices of these shares when they were issued.

c) Common share purchase warrants:

During 2014, the Company issued 1,375,425 share purchase warrants at three private placements for the issuance of units (Note 7 (b)). The Company used residual method and allocated $Nil to additional paid in capital in order to account for the issuance of these purchase warrants.

The number of outstanding warrants as at December 31, 2013 and December 31, 2014 was Nil and 1,375,425 respectively. As at December 31, 2014, the weighted average exercise price and weight average remaining life of the warrants was $0.24/share and 0.32 years respectively.

d) Stock Options

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Number of Options	Weighted average exercise price $
Options outstanding – December 31, 2012	-	-
Options Granted (March 25, 2013)	1,660,000	0.09
Options Exercised (March 26, 2013)	(444,444)	0.09
Options Exercised (October and November, 2013)	(550,000)	0.09
Options Granted (April 17, 2013)	75,000	0.07
Options Granted (July 31, 2013)	350,000	0.09
Options outstanding – December 31, 2013	1,090,556	0.09
Option granted (April 28, 2014)	50,000	0.17
Options granted (June 5, 2014)	450,000	0.18
Options outstanding – December 31, 2014	1,590,556 *	0.12

*Number of options exercisable as at December 31, 2013 and 2014 was 1,090,556 and 1,115,556 respectively.

Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
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

In October and November 2013, Neil Chan and Richard Freeman (Director) exercised 325,000 and 225,000 options into 550,000 common shares at the strike price of $0.09 per share for $49,500.

On April 28, 2014, the Company granted 50,000 stock options to a consultant at an exercise price of $0.17/share. These options will expire on April 1, 2019, and 50% of these 50,000 options will be vested on October 1, 2014 and April 1, 2015 respectively.

On June 5, 2014, the Company granted three consultants totaling 450,000 stock options at an exercise price of $0.18/share.  These 450,000 options will be vested 50% on May 1, 2015 and the remaining 50% on May 1, 2016. These 450,000 options will expire on June 5, 2019.

The fair values of stock options granted are amortized over the vesting period where applicable. During 2014, the Company recorded $49,625 (2013 - $149,868) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	2014	2013
Expected dividend yield	0%	0%
Volatility	230%	191%-197%
Risk free interest rate	1.52%	0.76%-0.85%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
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

On March 31, 2014, the maturity of CD#1 was extended to July 1, 2015.  However, the CD#1 was exercised into 611,995 common shares of the Company in July 2014. As a result, the Company recorded a net gain of $1,467 to account for the extension and the exercise of the CD#1.

The Company records accretion expense over the term of the convertible notes up to their principal when these CDs come due.  During 2014, accretion expenses of $62,418 (2013 - $39,405) was recorded. Interest expense on the CDs is composed of the interest calculated on the face value of the CDs at 14% per annum which amounted to $12,574 during 2014 (2013 - $13,096).

During 2014, the Company recorded a gain on the change in fair value of the derivative liability of $98,992 (2013 - $2,831). The Continuity of these convertible debentures is as follows:

	CD#1		CD#2 (Note 9)		Total
	Debt	Derivative	Debt	Derivative	Debt	Derivative
	$	$	$	$	$	$
At issuance	26,751	67,249	12,426	34,574	39,177	101,823
Accretion	26,732	-	12,673	-	39,405	-
accrued interest	-	-	3,774	-	3,774	-
Change in fair value	-	(1,254)	-	(1,577)	-	(2,831)
December 31, 2013	53,483	65,995	28,873	32,997	82,356	98,992
Accretion	40,517	-	21,901	-	62,418	-
Changes in derivative liabilities		(65,995)	-	(32,997)	-	(98,992)
Change in fair value	(1,467)				(1,467)
Accrued interest	-	-	5,768	-	5,768	-
Change in exchange rate	-	-	(3,950)	-	(3,950)	-
Converted into shares	(92,532)	-		-	(92,513)	-
December 31, 2014	-	-	52,592	-	52,592	-

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

8.    Convertible debt and derivative liabilities (Continued)

The Company uses the Binomial option pricing model to calculate the fair value of the derivative liability. The following table shows the assumptions used in the calculations:

	Expected Volatility	Risk-free Interest Rate	Expected Dividend Yield	Expected Life (in years)

As at May 4 and May 31, 2013 (date of issuance)	203%-209%	0.17%-0.22%	0%	1.59-1.66
As at December 31, 2013	219%	0.13%	0%	1.00
As at December 31, 2014	N/A	N/A	N/A	N/A

9.    Note payable

Non-current
During the year ended December 31, 2014, the Company issued a promissory note with principal of $95,000 in exchange for a settlement of accounts payable of the same amount. This promissory is non-secured, will expire on December 31, 2016, and carries interest of 5% per annum.

The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest      rate of 14% per annum. The debt discount of $16,163 was credited to Additional paid-in capital, debited to note payable and being amortized over the term of the note.

During the year ended December 31, 2014, there was an accretion expense of $1,577 (2013 - $Nil) in connection with the note recorded and the promissory note was accredited up to $80,414. The Company also accrued an interest of $1,197 (included in the Company’s accounts payable) during year 2014.

Current
As at December 31, 2014, the Company had a convertible debenture outstanding balance of $52,592 (Note 8 – CD#2) which has been matured on January 1, 2015. This CD#2 was not converted into the Company’s shares and changed into a non-secured payable on demand promissory note with interest rate of 14% per annum. As a result, this CD#2 has been reclassified from convertible debenture into promissory note as at December 31, 2014.

10.   Financial instruments

Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk
The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, a Canadian company, as at December 31, 2014. The Company does not actively hedge against foreign currency fluctuations.

Interest Rate Risk
The Company has cash balances and no interest bearing debt. The Company’s current policy is to invest excess cash in high yield term deposits and bankers’ acceptance. The Company regularly monitors its cash management policy. As a result, interest rate risk is considered not significant.

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

10.  Financial instruments (Continued)

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2014, the Company had a working capital deficiency of $47,676 (December 31, 2013 – working capital of $25,615). The Company intends to have more equity financing and/or long term debt financing in order to eliminate the working capital deficiency and to the operations of the Company.

11.   Subsequent event

The Company has evaluated subsequent events through the date of these financial statements were issued in accordance with FASB ASC 855.

There is no subsequent events to report on.

12.   Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Year Ended December 31,
	2014	2013
Cash paid for interest	$6,859	$9,322
Cash paid for income taxes	-	-
Issuance of shares for CD#1 conversion (2014 – 611,995; 2013 – Nil)	92,533	-
Issuance of promissory note to settle accounts payable	95,000	-
Issuance of 2,500,000 common shares for Acquisition (Note 2)	475,000
Issuance of common shares for services (2014: 529,722; 2013 - 650,000)	102,950	174,475

13.   Income taxes

Reconciliation of the Company’s income tax expenses are as follows:

	Dec 31, 2014	Dec 31, 2013

Loss for the year	$(748,223)	$(593,902)
Expected income tax recovery at statutory rates (2014 -35%; 2013 - 35%)	(261,878)	(207,866)
Non-deductible item	62,606	78,492
Change in tax rate	24,454	19,873
Increase in valuation allowance	174,818	109,501
	$-	$-

IGEN Networks Corp
Notes to Financial Statements
For the Years ended December 31, 2014 and 2013
 (expressed in U.S. dollars)

13.   Income taxes (Continued)

The components of future income tax assets are as follows:

	Dec 31, 2014	Dec 31, 2013
Future income tax assets
Non-capital losses carried forward and others	$1,589,431	$1,419,863
Less: Valuation allowance	(1,589,431)	(1,419,863)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $4,664,000 and $4,111,000 as of December 31, 2014 and December 31, 2013, respectively, which may be offset against future taxable income through to 2034.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting.  The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2014 there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of December 31, 2014:

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

Neil G. Chan, Chief Executive Officer & Director
Mr. Chan is a career technologist who has pioneered the early adoption of disruptive technologies in more than 45 countries over the last 30 years. From start-up to $400M in annual revenues, Mr. Chan has led and created the best-in-class sales, marketing, and service organizations during the development of wireless data infrastructure, mobile content, Software-as-a-Service for commercial fleets, and HFC broadband infrastructure. Mr. Chan led the first technology transfer initiative between Canada and Mainland China on behalf of Spar Aerospace and Gandalf Technologies Inc., during the mid-1980s along with training, product marketing and sales responsibilities for growing Gandalf's export markets; shortly after Mr. Chan was recruited to Motorola Inc., to lead the product marketing of the industry's first mobile data solutions for public safety, taxi, utility, and field service markets. Mr. Chan led Motorola's initiative to expand into public data networks throughout the Asia Pacific region during the 1990s and subsequently was promoted to Managing Director to lead the expansion of HFC data and voice broadband networks throughout the region. In the spring of 2000, Mr. Chan joined Airvana Inc., to lead business development for the early adoption of CDMA-based broadband wireless networks which today continue to serve millions of users throughout North America and Latin America. Most recently, Mr. Chan led worldwide sales and marketing of fleet management services for WebTech Wireless Inc., which contributed five years of record growth and industry leadership across government and transportation markets. Mr. Chan has served on the Executive Review Board of Royal Roads University and continues to mentor and support early stage technology companies.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Neil G. Chan Director, President & CEO	2014 2013	74,360 58,260		71,949	74,360 130,209
Richard Freeman Director, COO	2014 2013	65,230 58,260		43,605	65,230 101,865

1Salary for services as an executive officer.  No compensation for services as a director received in 2012 or 2013.
2Valuation of Stock and Option awards are based on the issuance details listed in the Note 7(d) to the Company’s consolidated financial statements for the year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year-end

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable
Neil Chan, CEO	55,556	0	$0.09	31-Mar-18
Richard Freeman, COO	275,000	0	$0.09	31-Mar-18

The company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon Director, COB	2014 2013	0 0	0 0	0 13,081	0 13,081

1Provides information on Directors not serving as executive officers only.  Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors are currently not paid any standard compensation for acting as directors.   In 2013 Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised, leaving 150,000 options vested and  unexercised as of December 31, 2014.

Compensation of Executives

The CEO and COO of the Company, who are also directors of the Company, are paid $74,360 and $65,230 per annum respectively as compensation for services in their respective capacities as executive officers in 2014.  In 2013 the CEO Neil Chan was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014.  In 2013 COO Richard Freeman was granted 500,000 stock options, all of which vested in 2013, and of which 225,000 were exercised, leaving 275,000 vested and unexercised as of December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2014.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	1,590,556	0.12	1,415,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,590,556	0.12	1,415,000

Security Ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	John Stull 27244 Via Industria Temecula, CA, USA 92590	2,500,000	9.68%

Security Ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	Robert Nealon Director, COB	521,571	2.02%
Common Shares	Neil G. Chan Director, President & CEO	2,597,111	10.06%
Common Shares	Richard Freeman Director, COO	474,900	1.84%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

In 2014 there were no transactions with related persons that required reporting.

Director Independence

In the USA the Company’s common stock is listed on the OTCQB inter-dealer quotation system, and in Canada on the CSE, neither of which have director independence requirements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements in quarterly filings, or services associated with statutory and regulatory filings for the last two fiscal years are as follows:

2013: $17,500
2014: $61,676

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2013:  $4,379
2014:  $7,212

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2013:  $0
2014:  $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2013:  $0
2014:  $4,131

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

(1)Financial statements:
- Audited Financial Statements for the year ended December 31, 2014

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

IGEN Networks Corp

April 15, 2015	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

April 15, 2015	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer