Form 10-Q
period 2015-03-31
IGEN NETWORKS CORP
filed 2015-05-20
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015.

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

The number of shares of the registrant's common stock issued and outstanding as of May 19, 2015 is 27,154,221.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed interim consolidated financial statements for the three month period ended March 31, 2015 are included herewith.

IGEN NETWORKS CORP.

Condensed Interim Consolidated Financial Statements
For the three months ended March 31, 2015
(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.
Condensed Interim Consolidated Balance Sheet
(Unaudited - Expressed in U.S. dollars)

	Note		March 31, 2015	December 31, 2014
			$	$
Assets
Current
Cash			35,718	56,347
Accounts receivable	6		215,267	299,422
GST receivable			18,390	17,021
Due from equity investee	6		18,881	20,578
Inventories	3	(j)	29,986	14,102
Prepaid expenses			-	4,934
			318,242	412,404

Investment in an associate	4		231,257	227,075
Equipment	5		28,915	33,458
Goodwill	2		505,508	505,508
Security deposit			5,476	5,498
Total Assets			1,089,398	1,183,943
Liabilities and Shareholders' Equity
Current
Accounts payable	6		234,704	284,783
Accrued liabilities			68,327	68,221
Deferred revenue	3	(k)	59,407	54,484
Note payable			49,701	52,592
			412,139	460,080
Non-current
Note payable	9		82,011	80,414
Total liabilities			494,150	540,494

Shareholders’ Equity
Capital Stock:
Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -25,815,273 and 25,815,273 respectively	7		25,815	25,815
Additional paid-in capital	7		6,716,935	6,697,680
Subscription receipt			98,796	-
Accumulated other comprehensive loss			(5,277)	(17,624)
Deficit accumulated			(6,241,021)	(6,062,422)
Shareholders' Equity			595,248	643,449
Total Liabilities and Shareholders' Equity			1,089,398	1,183,943

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statement of Operations
(Unaudited - Expressed in U.S. dollars)

		Three Months Ended March 31,
	Note	2015	2014
		$	$
Revenue
Management services	6	-	12,154
Commission fees	6	-	8,706
Sales, hardware		152,182	-
Sales, services		26,367	-
Revenue, total		178,549	20,860
Cost of goods sold		117,549	-

Gross profit		61,000	20,860
Expenses
Advertising and selling expenses	6	9,929	4,410
Consulting and business development fees		19,650	13,605
Depreciation		4,428	413
General and administrative	6	38,832	25,102
Interest expense		4,056	4,842
Management fees		14,580	26,666
Professional fees		22,188	2,850
Salaries		80,972	-
Stock-based compensation	7	19,255	-
Transfer agent & filing fees		11,613	893
Travel and accommodation		16,681	10,527
Total		242,184	89,308
Loss before the others:		(181,184)	(68,448)
Accretion		(1,597)	(14,436)
Change in derivative liabilities		-	5,212
Share of income (losses) from investment in an associate	4	4,182	(6,036)
Net loss		(178,599)	(83,708)
Other comprehensive Loss:
Net loss for the period		(178,599)	(83,708)
Foreign currency translation adjustment		12,347	(1,932)
Total comprehensive loss		(166,252)	(85,640)
Net Loss per share, basic and diluted		(0.01)	(0.00)
Weighted Average Number of Common Shares Outstanding		25,815,273	19,450,141

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statement of Cash Flow
(Unaudited - Expressed in U.S. dollars)

		Three Months Ended March 31,
	Note	2015	2014
Cash Flows from Operating Activities		$	$
Net loss		(178,599)	(83,708)
Items not affecting cash:
Accretion		1,597	14,436
Change in derivative liabilities		-	(5,212)
Depreciation		4,428	413
Share of (income) losses from investment in an associate		(4,182)	6,036
Stock-based compensation		19,255	-
Other, including net changes in other non-cash balances:
Accounts receivable		84,155	3,342
GST receivable		(1,369)	(1,139)
Inventory		(15,884)	-
Prepaid		4,934	-
Accounts payable, accrued liabilities and deferred revenue		(32,698)	(38,622)
Net cash used in operating activities		(118,363)	(104,454)
Cash Flows from Financing Activities
Cash received from subscription received		98,796	-
Proceeds from issuance of units, private placement	7	-	117,500
Net cash provided by financing activities		98,796	117,500

Effect of exchange rate on cash		(1,062)	(65)

Net increase (decrease) in cash		(20,629)	12,981
Cash, beginning of period		56,347	11,684
Cash, end of period		35,718	24,665

See Note 10 for supplemental information to this statement of cash flow.

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Condensed Interim Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited - Expressed in U.S. dollars)

						Accumulated
					Additional	Other		Total
		Common Stock		Subscription	Paid-in	Comprehensive		Stockholders’
	Note	Shares	Amount	Receipt	Capital	Loss	Deficit	Equity
			$	$	$	$	$	$
Balance December 31, 2013		18,771,669	18,771		5,537,261	(2,596)	(5,314,199)	239,237
Units issued for cash at $0.08/unit	7	843,750	844	-	66,656	-	-	67,500
Shares issued for cash at $0.08/share	7	625,000	625	-	49,375	-	-	50,000
Shares issued for cash at $0.15/share	7	333,333	333	-	49,667	-	-	50,000
Units issued for cash at $0.13/unit	7	384,616	385	-	49,615	-	-	50,000
Shares issued for acquisition of Nimbo	2	2,500,000	2,500	-	472,500	-	-	475,000
Shares issued for services	7	529,722	530	-	102,420	-	-	102,950
Shares issued for cash at $0.168/share	7	297,619	297	-	49,703	-	-	50,000
Units issued for cash at $0.17/unit	7	147,059	147	-	24,853	-	-	25,000
Share issued for cash at $0.18/share	7	770,510	771	-	137,921	-	-	138,692
Shares issuance, convertible debenture conversion	7	611,995	612	-	91,921	-	-	92,533
Stock based compensation	7	-	-	-	49,625	-	-	49,625
Issuance of promissory note on discount	9	-	-	-	16,163	-	-	16,163
Foreign currency translation adjustment		-	-	-	-	(15,028)	-	(15,028)
Net loss for the year		-	-	-	-	-	(748,223)	(748,223)
Balance, December 31, 2014		25,815,273	25,815	-	6,697,680	(17,624)	(6,062,422)	643,449
Stock based compensation		-	-	-	19,255	-	-	19,255
Cash received from subscription received		-	-	98,796	-	-	-	98,796
Foreign currency translation adjustment		-	-	-	-	12,347	-	12,347
Net loss for the period		-	-	-	-	-	(178,599)	(178,599)
		25,815,273	25,815	98,796	6,716,935	(5,277)	(6,241,021)	595,248

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

1.             Nature and continuance of operations

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. IGEN has three lines of businesses: investing in and managing for growth private high-tech companies that offer products and services in the domains of wireless broadband; negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of IGEN; and commencing May 5, 2014, the Company was also in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries after the acquisition of Nimbo, LLC (Note 2).

These consolidated financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $6,241,021 as at March 31, 2015.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

2.             Business Acquisition (continued)

The following table provides information of the revenue and net loss of Nimbo

	Revenue	Net loss
	$	$
The actual result of Nimbo for three months ended March 31, 2015	178,549	(82,952)

 3.            Summary of Significant Accounting Policies

a)             Basic of presentation and consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc (incorporated in Canada) and Nimbo LLC (incorporated in USA).

As discussed in Note 2, as of the completion of the Acquisition on May 5, 2014, the Company has started to consolidate the results of operation and cash flow of Nimbo to the Company’s consolidated financial statement.  As a result, the comparative figures in the consolidated interim statements of operations and consolidated interim statements of cash flow for three months ended March 31, 2014 (collectively the “2014 Comparative Figures”) include only the accounts of IGEN.

All intercompany transactions and balances have been eliminated. These condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States, expressed in US dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized as in the following:

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
For the Three Month period ended March 31, 2015
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

Office equipment	20%declining balance
Computer	55%declining balance
Software	3 years straight line

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

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

3.             Summary of Significant Accounting Policies (continued)

g)             Foreign currency transaction balances

The Company’s reporting currency is the U.S. dollar. The consolidated financial statements of the Company’s Canadian subsidiary are translated to U.S. dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

j)              Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at December 31, 2014 and March 31, 2015 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2014 and March 31, 2015.

k)             Deferred revenue

As at December 31, 2014, and March 31, 2015, the Company had deferred revenues of $54,484 and $59,407 respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

3.             Summary of Significant Accounting Policies (continued)

l)              Changes in accounting policies and recent accounting pronouncements

The Company has not adopted new accounting policies since it most recent year ended December 31, 2014.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.             Investment in an associates and Investment

Investment
The Company’s investment consists of 43 common shares of Machlink Inc. (“Machlink”) which is a private company conducting information technology business. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.

During the year ended December 31, 2014, this investment was fully written off as management determined the investment cannot be recovered and the Company recorded an impairment loss of $150,000 during the fourth quarter of 2014.

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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to more than 30%.  As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s weighted average ownership on Gogiro was 30.37 % during the three months ended March 31, 2015. Consequently the Company has included Gogiro’s income (losses) in the Company’s consolidated financial statements in accordance to the percentage ownership. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during March 12 to December 31, 2013 (30.44%)	-	(14,263)
Balance, December 31, 2013	2,478,080	227,075
Share of Gogiro’s income during three months ended March 31, 2015 (30.37%)	-	4,182
	2,478,080	231,257

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

4.             Investment in an associates and Investment (continued)

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

	Three months ended March 31, 2015 $	Three months ended March 31, 2014 $
Revenue	26,705	31,698
Expense	(12,933)	(57,847)
Other revenue	-	23,129
Net income (loss)	13,772	(3,020)

5.             Equipment

				Net Book Value
	Cost	Accumulated Amortization	Effect of foreign change	2015/03/31	2014/12/31
Office equipment	$1,603	$852	$-	$751	$799
Computer	49,272	24,756	(115)	24,401	28,276
Software	6,012	2,249	-	3,763	4,383
TOTAL	$56,887	$27,857	$(115)	$28,915	$33,458

6.             Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

As at March 31, 2015, the Company has an advance receivable from Gogiro was $18,881 (CAD$ 23,900). (2014/12/31 - $20,578 (CAD$23,900). This advance receivable is unsecure, due on demand, and has an interest of 5% per annum.

During three months ended March 31, 2015 (“2015 Q1”), the Company incurred $34,230 in management and consulting fees to two officers and a Company controlled by a director (2014 Q1 - $29,931).

During 2015 Q1, IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN has significant influence (Note 4):

- Commission fees income from Gogiro of Nil (2014 Q1 - $8,706)
- Management service income from Gogiro of $Nil (2014 Q1 - $12,154)
- Advertising expenses charged by Gogiro of $Nil (2014 Q1 - $3,049)
- Office rent expenses charged by Gogiro of $Nil (2014 Q1 - $1,633)

As at March 31, 2015 the Company had account receivables of $156,824 (December 31, 2014 - $170,918), and accounts payable of $Nil (December 31, 2014 - $Nil) with Gogiro (Note 4). The Company also had account payable of $61,081 (December 31, 2014 - $59,180) with directors and officers and a company controlled by a director.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

7.             Stockholders' Equity

a) During the year ended December 31, 2013, the company issued the following shares under the Securities Act of 1933 exemption Rule 144:
•
On March 25, 2013, the company issued a total of 444,444 restricted common shares for which the company received a total of $40,000 in subscriptions for shares at a price of $0.09 per share as part of the exercising of stock options.

•	On March 12, 2013, the company issued a total of 1,744,747 restricted common shares for the acquisition of 2,078,080 common shares of Gogiro (Note 3).
•	On June 4, 2013, the company issued a total of 650,000 restricted common shares (with fair value of $58,500 or $0.09/share) to various consultants for their services provided.
•	On October 11 and November 4, 2013, two directors exercised 550,000 options of the Company into common shares at $0.09/share for $49,500.
•	On December 5 and 16, 2013, the Company issued 400,000 common shares at $0.10/share for $40,000 in a non-brokerage private placement.

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

During 2015 Q1, the Company did not issue nor redeem any common shares, and received $98,796 for two private placements closed after March 31, 2015 (Note 11).

c) Common share purchase warrants:

The Continuity of the Company’s share purchase warrant is as follows:

December 31, 2014	exercise price	expiry date	Expired	March 31, 2015
281,250	$0.20	28-Jan-15	281,250	-
562,500	$0.20	28-Jan-15	562,500	-
192,308	$0.26	27-Apr-15	-	192,308
192,308	$0.26	27-Apr-15	-	192,308
147,059	$0.40	30-Sep-16	-	147,059
1,375,425				531,675

The number of outstanding warrants as at March 31, 2015 and December 31, 2014 was 531,675 and 1,375,425 respectively. As at March 31, 2015, the weighted average exercise price and weight average remaining life of the warrants was $0.30/share (2014/12/31 -$0.24/share) and 0.47 years (2014/12/31 - 0.32 years) respectively.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

7.             Stockholders' Equity (Deficit) – (continued)

d) Stock Options

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Number of Options		Weighted average exercise price $
Options outstanding – December 31, 2013	1,090,556		0.09
Option granted (April 28, 2014)	50,000		0.17
Options granted (June 5, 2014)	450,000		0.18
Options outstanding, December 31, 2014	1,590,556		0.12
Options Granted	50,000		0.18
Options outstanding, March 31, 2015	1,640,556	*	0.12

*Number of options exercisable as March 31, 2015 was 1,115,556.

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

During three months ended March 31, 2015, the Company granted 50,000 stock options to a consultant at an exercise price of $0.18/share. These options will expire April 1, 2019, and 50% of these 50,000 options will be vested on May 1, 2015 and on May 1, 2016, respectively.

The fair values of stock options granted are amortized over the vesting period where applicable. During 2015 Q1, the Company recorded $19,255 (2014 Q1 - $Nil) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

Fiscal 2014 and 2015 Q1
Expected dividend yield	0%
Volatility	230%
Risk free interest rate	1.52%
Expected option life	5 years
Forfeiture rate	0%

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

8.             Note payable

Non-current
During the fourth quarter of2014, the Company issued a promissory note with principal of $95,000 in exchange for a settlement of accounts payable of the same amount. This promissory is non-secured, will expire on December 31, 2016, and carries interest of 5% per annum.

The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest      rate of 14% per annum. The debt discount of $16,163 was credited to Additional paid-in capital at issuance, and the $16,163 debit to note payable will be amortized over the term of the note.

During three months ended March 31, 2015 and the year ended December 31, 2014, an accretion expense of $1,597, and $1,577 were recorded respectively.  The promissory note was accredited up to $82,011 on March 31, 2015. Including in the Company’s accounts payable, there was an interest payable of $2,368 as at March 31, 2015 (2014/12/31 - $1,197) in connection with this outstanding promissory note.

Current
As at December 31, 2014 and March 31, 2015, the Company had an un-secured, payable on demand, promissory note with interest rate of 14% per annum outstanding. The amount of outstanding, including accrued interest as at March 31, 2015 was $49,701 (2014/12/31 - $52,592).

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

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at March 31, 2015, the Company had a working capital deficiency of $93,897 (December 31, 2014 – working capital deficiency of $47,676). The Company intends to complete more equity financing and/or long term debt financing in order to eliminate the working capital deficiency.

IGEN NETWORKS CORP.
Notes to Interim Consolidated Financial Statements (Unaudited)
For the Three Month period ended March 31, 2015
(Expressed in U.S. dollars)

10.           Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Three months ended March 31 ,
	2015	2014
Cash paid for interest	$-	$3,524
Cash paid for income taxes	-	-

11.           Subsequent events

On April 22, 2015, The Company closed two non-brokered private placements of a total of 596,839 units for gross proceeds of $98,796:

● The first private placement was for 133,333 units (“Unit X”) at a subscription price of $0.15 per unit for total proceeds of $20,000. Each Unit X consists of one common share and a 1/2 share purchase warrant, each whole warrant exercisable into one common share at $0.35 for a period of two years from the closing date.
● The second private placement was for 463,506 common shares at a subscription price of $0.17 per share for total proceeds of $78,796.

All of the $98,796 subscription was received as at March 31, 2015.

On May 15, 2015, The Company closed a non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of C$121,800. Each Unit Y consists of one common share and one share purchase warrant, each warrant exercisable into one common share at C$0.35 for a period of two years from the closing date.

On April 22, 2015, The Company issued 100,000 common shares for option exercise.

On April 22, 2015, the Company issued 42,109 common shares to settle an account payable of $8,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three month period ended March 31, 2015.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the three month period ended March 31, 2015 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the first quarter of 2015 the Company continued to focus on executing its business plan of growing revenue in the companies we own or in which we are invested, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, and raising required capital.

The most significant event for the Company during the quarter was the successful listing and commencement of trading on the Canadian Securities Exchange (“CSE”) on March 25, 2015.

In general the company had reduced sales in Q1 compared with the previous quarter, but was able to maintain the same gross profit and to improve gross margins.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of March 31, 2015 the Company’s current assets were $318,242, down $94,162 from December 31, 2014.  The reduction was primarily attributable to a reduction of $84,155 in accounts receivable.  68% of the company’s consolidated current assets are accounts receivable (down from 73% at 2014 year-end), 55% of which are IGEN Business Service receivables for services and commissions owed by Gogiro Internet Group, and 45% of which are Nimbo receivables consisting of monies owed to Nimbo by customers for products and services sold.

The Company saw a 10% decrease in its current liabilities over the quarter, primarily due to a $50,079 reduction in accounts payable.  Current liabilities continue to be primarily payables, the bulk of which are Nimbo payables ($147,764) and IGEN Business Solutions payables ($60,579).  Nimbo payables are primarily monies owed for hardware and the provision of wireless services. IGEN Business Solution payables include $34,288 in management and consulting fees owed to the Company’s executive officers.  Current liabilities continue to include liability and derivative liability associated with a $47,000 convertible debenture that matured January 1, 2015.

The Company finished the first quarter with a working capital deficiency of $93,897.

Adequate working capital remains a core requirement necessary for growth and profitability of the Company’s current assets, and to permit further acquisitions.  Subsequent to the end of the quarter the Company successfully completed a number of private placements, and the Company continues to work to at raising funds to improve its cash and working capital positions.

Total Assets and Liabilities, Net Assets

The first quarter saw a net reduction in total assets of $46,969 (8%) from the second quarter, due primarily to the reduction in current assets described above.

Total liabilities saw a net reduction of $46,344 (9%) over the first quarter, due primarily to the reduction in current liabilities described above.

The above resulted in net assets of $595,248 a decrease over the quarter of $48,201.

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

The company had first quarter revenues of $178,549, up 756% from the same period in 2014, but down 25% from the previous quarter.

Costs of goods sold were $117,549, compared with nil over the same period in 2014 (the Company did not yet have any hardware sales at that time) and down 34% from the previous quarter, reflective of the reduced sales over the period.

Gross profit for the first quarter was $61,000, basically unchanged from $61,550 the previous quarter.  Gross margins in Q1 were 34%, up from 26% in the previous quarter.

Though the Company was able to maintain gross profit and increase gross margins over the quarter, both the quarterly sales and gross margins in Q1 were lower than plan, due primarily to the impact of delays in receiving planned inventory, requiring the Company to incur higher product costs and move some forecasted revenues into Q2. The Company is continuing to review hardware vendor options, in an attempt to better stabilize its inventory position and product costs.

Expenses

Expenses for Q1 2015 totaled $242,184, an increase of $152,876 over the same period in 2014 (when the increased expenses associated with Nimbo LLC operations were not yet being incurred) but down 17% from the previous quarter.  The Company was able to achieve expense reductions over the previous quarter primarily through a reduction of $64,443 in consulting and professional fees.

Net Income (Loss)

The Company had a Q1 2015 net loss of $178,599 ($0.01 per basic and diluted share), an increase of $94,891 over the net loss of $83,708 reported over the same period in 2014, but an improvement of $163,666, or 48% over the previous quarter.  However the Company reported significant year-end ‘other losses’ in Q4, including $150,000 in impairment for its investment in Machlink, so quarter on quarter comparisons may not be as meaningful as comparing loss before others.  The Company’s loss before others in Q1 was $181,184, an improvement of $49,712 or 22% over the previous quarter.

Of note, the Company’s quarterly net loss included for the first time a positive shared income from Gogiro Internet group of $4,182 (in Q1 2005 Gogiro had net income of $13,772).

Cash Flows

The company saw a net decrease of $20,629 in its cash position over the three months ended March 31, 2015.  The company used net cash of $118,363 in its operating activities over the period, which was partially offset by $98,796 raised over the period via private placements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015.   The conclusions of the Company’s principal executives was that the controls and procedures in place are adequately effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months covered by this report and ended March 31, 2015 no securities were sold or issued under the Securities Act of 1933 exemption Rule 144.

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

IGEN Networks Corp

May 20, 2015	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

May 20, 2015	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer