Form 10-Q
period 2015-06-30
IGEN NETWORKS CORP
filed 2015-08-19
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015.

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

The number of shares of the registrant's common stock issued and outstanding as of August 18, 2015 is 27,162,913.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and six-month period ended June 30, 2015 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements
For the three and six months ended June 30, 2015
(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.
Condensed Consolidated Interim Balance Sheet
(Unaudited - Expressed in U.S. dollars)

	Note	June 30, 2015	December 31, 2014
		$	$
Assets
Current
Cash		23,253	56,347
Accounts receivable	6	265,024	299,422
GST receivable		21,648	17,021
Due from equity investee	6	19,120	20,578
Inventories	3(j)	32,903	14,102
Prepaid expenses		-	4,934

		361,948	412,404

Investment in an associate	4	233,198	227,075
Equipment	5	24,640	33,458
Goodwill	2	505,508	505,508
Security deposit		4,617	5,498
Total Assets		1,129,911	1,183,943
Liabilities and Shareholders' Equity
Current
Accounts payable	6	283,649	284,783
Accrued liabilities		75,909	68,221
Deferred revenue	3(k)	63,949	54,484
Note payable		55,219	52,592
		478,726	460,080
Non-current
Note payable	9	83,681	80,414
Total liabilities		562,407	540,494

Shareholders’ Equity
Capital Stock:
Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -27,162,913 and 25,815,273 respectively	7	27,163	25,815
Additional paid-in capital	7	6,947,853	6,697,680
Accumulated other comprehensive loss		(8,271)	(17,624)
Deficit accumulated		(6,399,241)	(6,062,422)
Shareholders' Equity		567,504	643,449
Total Liabilities and Shareholders' Equity		1,129,911	1,183,943

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Operations
(Unaudited - Expressed in U.S. dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2015	2014	2015	2014
		$	$	$	$
Revenue
Management services	6	-	67	-	12,221
Commission fees	6	-	9,134	-	17,840
Sales, hardware		261,552	166,301	413,734	166,301
Sales, services		27,513	21,195	53,880	21,195
Revenue, total		289,065	196,697	467,614	217,557
Cost of goods sold		186,090	98,387	303,639	98,387

Gross profit		102,975	98,310	163,975	119,170
Expenses
Advertising and selling expenses	6	9,488	7,933	19,417	12,343
Consulting and business development fees		99,241	80,705	118,891	94,310
Depreciation		4,292	1,518	8,720	1,931
General and administrative	6	31,929	29,216	70,761	54,318
Interest expense		6,280	4,734	10,336	9,576
Management fees		420	694	15,000	27,360
Professional fees		246	13,446	22,434	16,296
Salaries		69,700	39,615	150,672	39,615
Stock-based compensation	7	14,103	7,095	33,358	7,095
Transfer agent & filing fees		22,872	8,100	34,485	8,993
Travel and accommodation		2,895	6,737	19,576	17,264
Total		261,466	199,793	503,650	289,101
Loss before the others:		(158,491)	(101,483)	(339,675)	(169,931)
Accretion		(1,670)	(9,975)	(3,267)	(24,411)
Change in derivative liabilities		-	(1,569)	-	3,643
Change in fair value of convertible debenture		-	31,003	-	31,003
Share of income (losses) from investment in an associate	4	1,941	(13,462)	6,123	(19,498)
Net loss		(158,220)	(95,486)	(336,819)	(179,194)
Other comprehensive Loss:
Net loss for the period		(158,220)	(95,486)	(336,819)	(179,194)
Foreign currency translation adjustment		(2,994)	1,698	9,353	(234)
Total comprehensive loss		(161,214)	(93,788)	(327,466)	(179,428)
Net Loss per share, basic and diluted		(0.01)	(0.00)	(0.01)	(0.01)
Weighted Average Number of Common Shares Outstanding		26,685,461	22,015,562	26,256,134	20,749,124

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Cash Flow
(Unaudited - Expressed in U.S. dollars)

		Six months ended June 30,
	Note	2015	2014
Cash Flows from Operating Activities		$	$
Net loss		(336,819)	(179,194)
Items not affecting cash:
Accretion		3,267	24,411
Change in derivative liabilities		-	(3,643)
Change in fair value, convertible debenture		-	(31,003)
Depreciation		8,720	1,931
Share of (income) losses from investment in an associate		(6,123)	19,498
Share issued for services		10,000	66,950
Stock-based compensation		33,358	7,095
Other, including net changes in other non-cash balances:
Accounts receivable		34,398	(47,816)
Due from an equity investee		1,458	(14,055)
GST receivable		(4,627)	(5,036)
Inventory		(18,801)	(4,006)
Prepaid and security deposit		5,815	609
Accounts payable, accrued liabilities, accrued interest, and deferred revenue		29,468	(39,671)
Net cash used in operating activities		(239,886)	(203,930)

Cash Flows from Investing Activities
Acquisition of cash, business combination	7	-	42,672
Cash Flows from Financing Activities
Proceeds from issuance of units, private placement	7	208,163	217,500

Effect of exchange rate on cash		(1,371)	(234)

Net increase (decrease) in cash		(33,094)	56,008
Cash, beginning of period		56,347	11,684
Cash, end of period		23,253	67,692

See Note 10 for supplemental information to this statement of cash flow.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Stockholders' Equity (Deficit)
(Unaudited - Expressed in U.S. dollars)

					Accumulated
				Additional	Other		Total
		Common Stock		Paid-in	Comprehensive		Stockholders’
	Note	Shares	Amount	Capital	Loss	Deficit	Equity
			$	$	$	$	$
Balance, December 31, 2013		18,771,669	18,771	5,537,261	(2,596)	(5,314,199)	239,237

Units issued for cash at $0.08/unit	7	843,750	844	66,656	-	-	67,500
Shares issued for cash at $0.08/share	7	625,000	625	49,375	-	-	50,000
Shares issued for cash at $0.15/share	7	333,333	333	49,667	-	-	50,000
Units issued for cash at $0.13/unit	7	384,616	385	49,615	-	-	50,000
Shares issued for acquisition of Nimbo	2	2,500,000	2,500	472,500	-	-	475,000
Shares issued for services	7	529,722	530	102,420	-	-	102,950
Shares issued for cash at $0.168/share	7	297,619	297	49,703	-	-	50,000
Units issued for cash at $0.17/unit	7	147,059	147	24,853	-	-	25,000
Share issued for cash at $0.18/share	7	770,510	771	137,921	-	-	138,692
Shares issuance, convertible debenture conversion	7	611,995	612	91,921	-	-	92,533
Stock based compensation	7	-	-	49,625	-	-	49,625
Issuance of promissory note on discount	9	-	-	16,163	-	-	16,163
Foreign currency translation adjustment		-	-	-	(15,028)	-	(15,028)
Net loss for the year		-	-	-	-	(748,223)	(748,223)
Balance, December 31, 2014		25,815,273	25,815	6,697,680	(17,624)	(6,062,422)	643,449

Stock based compensation		-	-	33,358	-	-	33,358
Issuance for cash		1,296,839	1,297	206,866	-	-	208,163
Issuance for services		50,801	51	9,949	-	-	10,000
Foreign currency translation adjustment		-	-	-	9,353	-	9,353
Net loss for the period		-	-	-	-	(336,819)	(336,819)
Balance, June 30, 2015		27,162,913	27,163	6,947,853	(8,271)	(6,399,241)	567,504

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $6,399,241 as at June 30, 2015.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In accordance with the FASB ASC 805, the Acquisition has been accounted for as a purchase of a business and the Company is identified as the acquirer. The fair value of the purchase consideration of $475,000 was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition as described below:

Assets acquired
Cash	$42,672
Accounts receivable (net of $9,258 provision for uncollectable)	117,727
Inventory	21,312
Prepaid	4,170
Equipment	45,035
Goodwill	505,508
Total	736,424
Less liabilities assumed:
Accounts payable, accrued liabilities, and deferred revenue	261,424
Fair value of assets acquired, net of liabilities assumed	$475,000

The following table provides information of the revenue and net loss of Nimbo

	Revenue	Net loss
	$	$
The actual result of Nimbo for six months ended June 30, 2015	467,614	(134,102)

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

3.     Summary of Significant Accounting Policies

a)	Basic of presentation and consolidation

These condensed consolidated interim financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc (incorporated in Canada), and its wholly owned subsidiary Nimbo LLC (incorporated in USA).

As discussed in Note 2, as of the completion of the Acquisition on May 5, 2014, the Company has started to consolidate the results of operation and cash flow of Nimbo to the Company’s consolidated financial statement.  As a result, the comparative figures in the condensed consolidated interim statements of operations and condensed consolidated interim statements of cash flow for six months ended June 30, 2014 (collectively the “2014 Comparative Figures”) include the accounts of Nimbo only from the period from May 5 to June 30, 2014.

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

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

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

The Company’s reporting currency is the U.S. dollar. The condensed consolidated interim financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

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

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis.  Inventories as at December 31, 2014 and June 30, 2015 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2014 and June 30, 2015.

k)	Deferred revenue

As at December 31, 2014, and June 30, 2015, the Company had deferred revenues of $54,484 and $63,949 respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

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

4.	Investment in an associates and Investment

Investment
The Company’s investment consists of 43 common shares of Machlink Inc. (“Machlink”) which is a private company conducting information technology business. The Company is not considered having significant influence in Machlink’s operations. The shares of Machlink do not have quoted market prices in an active market.  On December 31, 2013 and December 31, 2014, the Company’s investment in Machlink had a carrying value of $150,000 and $Nil which is the Company’s cost in this investment’s less impairment.

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

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to more than 30%.  As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s weighted average ownership on Gogiro was 30.37 % during six months ended June 30, 2015. Consequently the Company has included Gogiro’s income (losses) in the Company’s consolidated financial statements in accordance to the percentage ownership. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during fiscal 2014 December 31, 2014 (30.44%)	-	(14,263)
Balance, December 31, 2014	2,478,080	227,075
Share of Gogiro’s income during six months ended June 30, 2015 (30.37%)	-	6,123
	2,478,080	233,198

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

	Six months ended June 30, 2015 $	Six months ended June 30, 2014 $
Revenue	64,494	60,714
Expense	(44,332)	(133,188)
Other revenue	-	31,876
Net income (loss)	20,162	(40,598)

5.     Equipment

				Net Book Value
	Cost	Accumulated Amortization	Effect of foreign change	2015/6/30	2014/12/31
Office equipment	$1,603	$900	$-	$703	$799
Computer	49,272	28,211	(157)	20,904	28,276
Software	6,012	2,869	(110)	3,033	4,383
TOTAL	$56,887	$31,980	$(267)	$24,640	$33,458

6.     Related Party Transactions

Related party transactions not disclosed elsewhere in these condensed consolidated interim financial statements are as follows:

As at June 30, 2015, the Company had an advance receivable from Gogiro of $19,120 (CAD$ 23,900). (2014/12/31 - $20,578 (CAD$23,900). This advance receivable is unsecure, due on demand, and has an interest of 5% per annum.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

Included in the Company’s accounts receivable was an amount of $158,809 (CAD$198,511) trade receivable from Gogiro (2014/12/31 - $170,918(CAD$198,511)). This trade receivable is unsecured, due on demand, and is non-interest bearing.

During six months ended June 30, 2015 (“2015 Six Months”), the Company incurred $68,460 in management and consulting fees to two officers and a Company controlled by a director (2014 Six Months - $50,160).

During 2015 Six Months, IGEN recorded the following transactions with Gogiro, a company shares a common Officer and Director with IGEN, and a company of which IGEN has significant influence (Note 4):
- Commission fees income from Gogiro of $Nil (2014 Six Months - $17,840)
- Management service income from Gogiro of $Nil (2014 Six Months - $12,221)
- Advertising expenses charged by Gogiro of $Nil (2014 Six Months - $3,049)
- Office rent expenses charged by Gogiro of $Nil (2014 Six Months - $1,633)

As at June 30, 2015 the Company had account receivables of $158,809 (December 31, 2014 - $170,918), and accounts payable of $Nil (December 31, 2014 - $Nil) with Gogiro (Note 4). The Company also had account payable of $33,663 (December 31, 2014 - $59,180) with directors and officers and a company controlled by a director.

7.     Stockholders' Equity

a)  During 2014, the company issued the following shares/ units under the Securities Act of 1933 exemption Rule 14 pursuant to non-brokerage private placements:
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

b)  On April 22, 2015, the Company closed two non-brokered private placements of a total of 596,839 units for gross proceeds of $98,796:
•
The first private placement was for 133,333 units (“Unit X”) at a subscription price of $0.15 per unit for total proceeds of $20,000. Each Unit X consists of one common share and a ½ share purchase warrant, each whole warrant exercisable into one common share at $0.35 for a period of two years from the closing date.

•	The second private placement was for 463,506 common shares at a subscription price of $0.17 per share for total proceeds of $78,796.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

On May 15, 2015, The Company closed non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of $100,367. Each Unit Y consists of one common share and one share purchase warrant, each warrant exercisable into one common share at CAD$0.35 ($0.28 equivalent) for a period of two years from the closing date.

During 2015 Six Months the Company also issued the following common shares:
•	On April 22, 2015, The Company issued 100,000 common shares for option exercises for $9,000 cash.
•	During six months ended June 30, 2015 the Company issued 50,801 common shares for services totaling $10,000.

c)  Common share purchase warrants:

The Continuity of the Company’s share purchase warrant is as follows:

December 31, 2014	Exercise Price	Expiry Date	Expired	Issuance	June 30, 2015
281,250	$0.20	28-Jan-15	281,250	-	-
562,500	$0.20	28-Jan-15	562,500	-	-
192,308	$0.26	27-Apr-15	192,308	-	-
192,308	$0.26	27-Apr-15	192,308	-	-
147,059	$0.40	30-Sep-16	-	-	147,059
-	$0.35	22-Apr-17	-	133,333	133,333
-	$0.28	15-May-15	-	600,000	600,000
1,375,425			1,228,366	733,333	880,392

The number of outstanding warrants as at June 30, 2015 and December 31, 2014 was 880,392 and 1,375,425 respectively. As at June 30, 2015, the weighted average exercise price and weight average remaining life of the warrants was $0.29/share (2014/12/31 -$0.24/share) and 1.76 years (2014/12/31 - 0.32 years).

d) Stock Options

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

	Number of Options		Weighted average exercise price $
Options outstanding – December 31, 2013	1,090,556		0.09
Option granted (April 28, 2014)	50,000		0.17
Options granted (June 5, 2014)	450,000		0.18
Options outstanding, December 31, 2014	1,590,556		0.12
Options exercised	(100,000)		0.09
Options granted	50,000		0.18
Options outstanding, June 30, 2015	1,540,556	*	0.12

*Number of options exercisable as June 30, 2015 was 1,315,556.

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

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

During three months ended March 31, 2015, the Company granted 50,000 stock options to a consultant at an exercise price of $0.18/share. These options will expire April 1, 2019, and 50% of these 50,000 options will be vested on May 1, 2015 and on May 1, 2016, respectively.

The fair values of stock options granted are amortized over the vesting period where applicable. During 2015 Six Months, the Company recorded $33,358 (2014 Six Months - $7,095) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

Fiscal 2014 and 2015 Six Months
Expected dividend yield	0%
Volatility	230%
Risk free interest rate	1.52%
Expected option life	5 years
Forfeiture rate	0%

8.     Note payable

Non-current
During the fourth quarter of 2014, the Company issued a promissory note with principal of $95,000 in exchange for a settlement of accounts payable of the same amount. This promissory is un-secured, will expire on December 31, 2016, and carries interest of 5% per annum.

The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest      rate of 14% per annum. The debt discount of $16,163 was credited to Additional paid-in capital at issuance, and the $16,163 debit to note payable will be amortized over the term of the note.

During six months ended June 30, 2015 and the year ended December 31, 2014, an accretion expense of $3,267, and $1,577 were recorded respectively.  The promissory note was accredited up to $83,681 on June 30, 2015. Including in the Company’s accounts payable, there was an interest payable of $3,553 as at June 30, 2015 (2014/12/31 - $1,197) in connection with this outstanding promissory note.

Current
As at December 31, 2014 and June 30, 2015, the Company had an un-secured, payable on demand, promissory note with interest rate of 14% per annum outstanding. The amount of outstanding, including accrued interest as at June 30, 2015 was $55,219 (2014/12/31 - $52,592).

9.     Financial instruments

Credit Risk
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions as determined by rating agencies.  As a result, credit risk is considered insignificant.

Currency Risk
The Company’s major expenses and payables are in United States dollars and are expected to continue to incur in United States dollars.  Fluctuations in the exchange rate between the United States dollar and other currency may have a material effect on the Company’s business, financial condition and results of operations.  The Company is subject to foreign exchange risk for transactions in its Canadian subsidiary and its investment in Gogiro, which is a Canadian company. The Company does not actively hedge against foreign currency fluctuations.

Interest Rate Risk
The Company has cash balances and no interest bearing debt. The Company’s current policy is to invest excess cash in high yield term deposits and bankers’ acceptance. The Company regularly monitors its cash management policy. As a result, interest rate risk is considered not significant.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and six-month period ended June 30, 2015
(Expressed in U.S. dollars)

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at June 30, 2015, the Company had a working capital deficiency $116,778 (December 31, 2014 – working capital of $47,676). The Company intends to have more equity financing and/or long term debt financing in order to eliminate the working capital deficiency and to the operations of the Company.

10.   Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Six Months ended June 30 ,
	2015	2014
Cash paid for interest	$-	$5,341
Cash paid for income taxes	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and six-month period ended June 30, 2015.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the six month period ended June 30, 2015 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the second quarter of 2015 the Company continued to focus on executing its business plan of growing revenue in the companies it owns or in which it is invested, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, and raising required capital.

Highlights of Q2 2015 include:

-	Record quarterly revenues for the Company

-	Reduced quarterly net loss over the previous quarter.

-	On May 13, 2015 the Company announced it had retained Green Chip Investor Relations to manage its investor relations programs.

-
On May 22, 2015 the Company announced that Nimbo LLC had signed a Major Account Agreement with Verizon Wireless, establishing Nimbo within Verizon’s partner program for the purpose of marketing Nimbo products and services on Verizon’s nation-wide wireless service.

-
On June 2, 2015 the Company announced that Nimbo LLC had partnered with Star Shield Solutions and LLC and Sky Force Technology Inc. to launch a pilot program targeted at provide asset management and roadside assistance solutions to high volume automotive dealerships in Southern California.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2015 the Company’s current assets were $361,948, up $43,706 (or 14%) from the end of Q1, and down $50,456 (or 12%) from December 31, 2014.  The increase over the quarter was primarily attributable to an increase of $49,757 in accounts receivable tempered by a reduction of ($12,465) in cash.  The reduction over the 6 month period was due primarily to reductions in accounts receivable and cash of ($67,492) tempered by an $18,801 increase in inventories.

73% of the company’s consolidated current assets remain accounts receivable, which is unchanged from 2014 year-end, and up from 68% at the end of Q1.  60% of these receivables are IGEN Business Service receivables for services and commissions owed by Gogiro Internet Group, and 40% are Nimbo receivables consisting of monies owed to Nimbo by customers for products and services sold.

Current liabilities increased by $66,587 (or 16%) over the quarter, primarily due to a $48,945 increase in accounts payables from increasing inventory and product costs required to support increasing orders over the last quarter.  Over the six-month period there was a 4% increase in current liabilities, the majority being deferred revenue for annual recurring services booked during the period.

50% of the Company’s current liabilities are payables, the bulk of which are Nimbo payables of $194,787 and IGEN Business Solutions payables of $88,862.

Nimbo payables are primarily monies owed for hardware and the provision of wireless services. IGEN Business Solution payables include $29,772 in management and consulting fees and expenses owed to the Company’s executive officers, and $24,367 owed for accounting and auditing services.  Current liabilities continue to include a promissory note of $35,219 that is payable on demand.

The Company finished the second quarter with a working capital deficiency of ($116,778), a change of ($22,881) over the end of Q1, and ($69,102) over the end of 2014.

Adequate working capital remains a core requirement necessary for growth and profitability of the Company’s current assets, and to permit further acquisitions.  The Company continues to work to at raising funds to improve its cash and working capital positions.

Total Assets and Liabilities, Net Assets

The second quarter saw a net increase in total assets of $40,513, or 3.7%, over the previous quarter, and a reduction of ($54,032), or 4.6%, over the six-month period.   These are commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

In similar fashion total liabilities saw increases over the three and six month periods that were primarily the increases in current liabilities previously discussed.  Changes in noncurrent liabilities were not significant.

The above resulted in net assets as of June 30, 2015 of $567,504, a decrease over the quarter of ($27,744) and over the six-month period of ($75,945).

As of the date these financial statements were issued the Company believes it has access to adequate working capital and projected net revenues to maintain existing operations for approximately three months without requiring additional funding.  The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested.  It is anticipated the Company will continue to raise additional capital through private placements in the both the near and medium term.

Results of Operations

Revenues and Net Income (Loss)

Revenues

The company had second quarter revenues of $289,065, up 63% from the previous quarter, up 47% from the same period in 2014, and is the largest quarterly revenue in the Company’s history.  For the six-month period revenues of $467,614 were a 115% increase over the similar period in 2014.

Costs of goods sold for the second quarter were $186,090, up 58% from the previous quarter and up 89% over the same period in 2014, reflective of increased sales volume over the period.  For the six-month period cost of goods sold of $303,369 was an increase of $205,252 over the same period in 2014, also reflective of comparative increase sales volume over the period.

Gross profit for the second quarter was $102,975, with a gross margin of 36%.  This was a 69% increase in gross profits over the previous quarter, and a slight improvement in margin from 34%.  However it was only a 5% improvement in gross profit relative to the same period in 2014, due to increased volumes of lower margin product in 2015 compared to 2014.  Over the six-month period the Company’s gross profit was $163,975, up 38% over the same period in 2014.  However margins have fallen from 55% in 2014 to 35% for the equivalent period in 2015.

Though the Company was able to increase revenues, gross profit, and gross margins quarter over previous quarter, and able to grow revenues and gross profits over similar periods in 2014, the overall gross margins were lower than plan, due to the impact of delays in Q1 in receiving planned inventory, requiring the Company to incur higher product costs through Q2. The Company is continuing to review hardware vendor options, in an attempt to better stabilize its inventory position and product costs.

Expenses

Expenses for Q2 2015 totaled $261,466, an increase of $19,282, or 8%, over the previous quarter, and up 31% over Q2 in 2014.  For the six-month period ending June 30, 2015 expenses were $503,650, a 74% increase over the same period in 2014.  The largest contributor to this increase was salaries, which increased by $111,057 over the similar period.

Net Income (Loss)

The Company had a Q2 2015 loss of ($158,220), an improvement of $20,379 or 11% over Q1, though an increase of ($62,734) over Q2 2014.  For the six-month period ending June 30, 2015 the company had a net loss of ($336,819), an increase of ($157,625) over the same period in 2014.

The Company continues to invest in personnel and programs as necessary to drive revenue growth and increased gross profit, to enable the Company to continue to track toward profitability.

Cash Flows

The company saw a net decrease of ($45,340) in cash over the six-month period ending June 30, 2015.   The company used net cash of $252,132 in its operating activities over the period, which was partially offset by $208,163 raised over the period via private placements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015.   The conclusions of the Company’s principal executives was that the controls and procedures in place are adequately effective such that the information required to be disclosed in our SEC, BCSC, and OSC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC, BCSC, and OSC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months covered by this report and ended June 30, 2015 the following securities were sold or issued:

On April 22, 2015, The Company closed two non-brokered private placements of a total of 596,839 units for gross proceeds of $98,796:

•
The first private placement was for 133,333 units (“Unit X”) at a subscription price of $0.15 per unit for total proceeds of $20,000. Each Unit X consists of one common share and a ½ share purchase warrant, each whole warrant exercisable into one common share at $0.35 for a period of two years from the closing date.

•	The second private placement was for 463,506 common shares at a subscription price of $0.17 per share for total proceeds of $78,796.

On May 15, 2015, The Company closed a non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of $100,367. Each Unit Y consists of one common share and one share purchase warrant, each warrant exercisable into one common share at CAD$0.35 for a period of two years from the closing date.

During 2015 the Company also issued the following common shares:
•	On April 22, 2015, The Company issued 100,000 common shares for option exercise.
•	During six months ended June 30, 2015 the Company issued 50,801 common shares for services totaling $10,000.

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

IGEN Networks Corp

August 19, 2015	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

August 19, 2015	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer