Form 10-Q
period 2015-09-30
IGEN NETWORKS CORP
filed 2015-11-23
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015.

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

The number of shares of the registrant's common stock issued and outstanding as of November 20, 2015 is 27,691,231.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and nine-month period ended September 30, 2015 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements
For the three and nine months ended September 30, 2015
(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.
Condensed Consolidated Interim Balance Sheet
(Unaudited - Expressed in U.S. dollars)

	Note	September 30, 2015	December 31, 2014
		$	$
Assets
Current
Cash		53,823	56,347
Accounts receivable	6	288,300	299,422
GST receivable		17,461	17,021
Due from equity investee	6	30,375	20,578
Inventories	3(j)	58,617	14,102
Prepaid expenses		-	4,934

		448,576	412,404

Investment in an associate	4	237,518	227,075
Equipment	5	22,884	33,458
Goodwill	2	505,508	505,508
Security deposit		4,460	5,498
Total Assets		1,218,946	1,183,943
Liabilities and Shareholders' Equity
Current
Accounts payable	6	509,481	284,783
Accrued liabilities		71,855	68,221
Deferred revenue	3(k)	65,492	54,484
Note payable		-	52,592
		646,828	460,080
Non-current
Note payable	8	85,429	80,414
Total liabilities		732,257	540,494

Shareholders’ Equity
Capital Stock:
Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -27,691,231 and 25,815,273 respectively	7	27,691	25,815
Additional paid-in capital	7	7,462,064	6,697,680
Subscription received		25,000	-
Accumulated other comprehensive loss		(27,538)	(17,624)
Deficit accumulated		(7,000,528)	(6,062,422)
Shareholders' Equity		486,689	643,449
Total Liabilities and Shareholders' Equity		1,218,946	1,183,943

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Operations
(Unaudited - Expressed in U.S. dollars)

		Three months ended September 30,		Nine months ended September 30,
	Note	2015	2014	2015	2014
		$	$	$	$
Revenue
Management services	6	-	39	-	12,260
Commission fees	6	-	12,364	-	30,204
Sales, hardware		309,433	240,977	723,167	407,278
Sales, services		28,300	15,065	82,180	36,260
Revenue, total		337,733	268,445	805,347	486,002
Cost of goods sold		216,050	150,730	519,689	249,117

Gross profit		121,683	117,715	285,658	236,885
Expenses
Advertising and selling expenses	6	2,709	30,684	22,126	43,027
Consulting and business development fees		65,147	9,237	184,038	103,547
Depreciation		4,446	3,061	13,166	4,992
General and administrative	6	49,532	52,420	120,293	106,738
Interest expense		7,602	3,766	17,938	13,342
Management fees		57,188	11,066	72,188	38,426
Professional fees		10,748	81,464	33,182	97,760
Salaries		93,655	92,841	244,327	132,456
Stock-based compensation	7	415,600	20,504	448,958	27,599
Transfer agent & filing fees		8,925	2,952	43,410	11,945
Travel and accommodation		9,990	14,317	29,566	31,581
Total		725,542	322,312	1,229,192	611,413
Loss before the others:		(603,859)	(204,597)	(943,534)	(374,528)
Accretion		(1,748)	(9,650)	(5,015)	(34,061)
Change in derivative liabilities		-	14,332	-	17,975
Change in fair value of convertible debenture		-	-	-	31,003
Share of income (losses) from investment in an associate	4	4,320	(11,849)	10,443	(31,347)
Net loss		(601,287)	(211,764)	(938,106)	(390,958)
Other comprehensive Loss:
Net loss for the period		(601,287)	(211,764)	(938,106)	(390,958)
Foreign currency translation adjustment		(22,261)	(1,193)	(9,914)	(1,427)
Total comprehensive loss		(623,548)	(212,957)	(948,020)	(392,385)
Net Loss per share, basic and diluted		(0.02)	(0.01)	(0.04)	(0.02)
Weighted Average Number of Common Shares Outstanding		28,039,119	23,708,920	26,672,793	21,746,564

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Cash Flow
(Unaudited - Expressed in U.S. dollars)

		Nine months ended September 30,
	Note	2015	2014
Cash Flows from Operating Activities		$	$
Net loss		(938,106)	(390,958)
Items not affecting cash:
Accretion		5,015	34,061
Change in derivative liabilities		-	(17,975)
Change in fair value, convertible debenture		-	(31,003)
Depreciation		13,166	4,992
Share of (income) losses from investment in an associate		(10,443)	31,347
Share issued for services		58,960	66,950
Stock-based compensation		448,958	27,599
Other, including net changes in other non-cash balances:
Accounts receivable		11,122	(9,991)
Due from an equity investee		(9,797)	(14,055)
GST receivable		(440)	(8,896)
Inventory		(44,515)	(5,967)
Prepaid and security deposit		5,972	(384)
Accounts payable, accrued liabilities, accrued interest, and deferred revenue		253,598	35,477
Net cash used in operating activities		(206,510)	(278,803)

Cash Flows from Investing Activities
Acquisition of equipment		(2,592)	(2,381)
Acquisition of cash, business combination	7	-	42,672
		(2,592)	40,291
Cash Flows from Financing Activities
Proceeds from issuance of units, private placement	7	208,163	292,500

Effect of exchange rate on cash		(1,585)	(845)

Net increase (decrease) in cash		(2,524)	53,143
Cash, beginning of period		56,347	11,684
Cash, end of period		53,823	64,827

See Note 12 for supplemental information to this statement of cash flow.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Stockholders' Equity (Deficit)
(Unaudited - Expressed in U.S. dollars)

						Accumulated
				Additional		Other		Total
		Common Stock		Paid-in	Subscription	Comprehensive		Stockholders’
	Note	Shares	Amount	Capital	received	Loss	Deficit	Equity
			$	$	$	$	$	$
Balance, December 31, 2013		18,771,669	18,771	5,537,261	-	(2,596)	(5,314,199)	239,237
Units issued for cash at $0.08/unit	7	843,750	844	66,656	-	-	-	67,500
Shares issued for cash at $0.08/share	7	625,000	625	49,375	-	-	-	50,000
Shares issued for cash at $0.15/share	7	333,333	333	49,667	-	-	-	50,000
Units issued for cash at $0.13/unit	7	384,616	385	49,615	-	-	-	50,000
Shares issued for acquisition of Nimbo	2	2,500,000	2,500	472,500	-	-	-	475,000
Shares issued for services	7	529,722	530	102,420	-	-	-	102,950
Shares issued for cash at $0.168/share	7	297,619	297	49,703	-	-	-	50,000
Units issued for cash at $0.17/unit	7	147,059	147	24,853	-	-	-	25,000
Share issued for cash at $0.18/share	7	770,510	771	137,921	-	-	-	138,692
Shares issuance, convertible debenture conversion	7	611,995	612	91,921	-	-	-	92,533
Stock based compensation	7	-	-	49,625	-	-	-	49,625
Issuance of promissory note on discount	9	-	-	16,163	-	-	-	16,163
Foreign currency translation adjustment		-	-	-	-	(15,028)	-	(15,028)
Net loss for the year		-	-	-	-	-	(748,223)	(748,223)
Balance, December 31, 2014		25,815,273	25,815	6,697,680	-	(17,624)	(6,062,422)	643,449
Subscription received	7	-	-	-	25,000	-	-	25,000
Stock based compensation	7	-	-	448,958	-	-	-	448,958
Issuance for cash	7	1,296,839	1,297	206,866	-	-	-	208,163
Issuance for services	7	268,801	269	58,691	-	-	-	58,960
Issuance for debt settlement	7	310,318	310	49,869	-	-	-	50,179
Foreign currency translation adjustment		-	-	-	-	(9,914)	-	(9,914)
Net loss for the period		-	-	-	-	-	(938,106)	(938,106)
Balance, September 30, 2015		27,691,231	27,691	7,462,064	25,000	(27,538)	(7,000,528)	486,689

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and nine-month period ended September 30, 2015
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

These consolidated financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $7,000,528 as at September 30, 2015.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In accordance with the FASB ASC 805, the Acquisition has been accounted for as a purchase of a business and the Company is identified as the acquirer. The fair value of the purchase consideration of $475,000 was allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition as described below:

Assets acquired
Cash	$42,672
Accounts receivable (net of $9,258 provision for uncollectable)	117,727
Inventory	21,312
Prepaid	4,170
Equipment	45,035
Goodwill	505,508
Total	736,424
Less liabilities assumed:
Accounts payable, accrued liabilities, and deferred revenue	261,424
Fair value of assets acquired, net of liabilities assumed	$475,000

The following table provides information of the revenue and net loss of Nimbo

	Revenue	Net loss
	$	$
The actual result of Nimbo for the nine months ended
September 30, 2014	443,458	(45,109)
September 30, 2015	467,614	(185,480)

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and nine-month period ended September 30, 2015
(Expressed in U.S. dollars)

3.     Summary of Significant Accounting Policies

a)	Basic of presentation and consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc (incorporated in Canada) and Nimbo LLC (incorporated in USA).

As discussed in Note 2, as of the completion of the Acquisition on May 5, 2014, the Company has started to consolidate the results of operation and cash flow of Nimbo to the Company’s consolidated financial statement.  As a result, the comparative figures in the consolidated interim statements of operations and consolidated interim statements of cash flow for nine months ended September 30, 2014 (collectively the “2014 Comparative Figures”) include the accounts of Nimbo only from the period from May 5 to September 30, 2014.

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
For the three and nine-month period ended September 30, 2015
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
For the three and nine-month period ended September 30, 2015
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

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at December 31, 2014 and September 30, 2015 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2014 and nine months ended September 30, 2015.

k)	Deferred revenue

As at December 31, 2014, and September 30, 2015, the Company had deferred revenues of $54,484 and $65,492 respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

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
For the three and nine-month period ended September 30, 2015
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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to more than 30%.  As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s weighted average ownership on Gogiro was 30.37 % during nine months ended September 30, 2015. Consequently the Company has included Gogiro’s income (losses) in the Company’s consolidated financial statements in accordance to the percentage ownership. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during fiscal 2014 December 31, 2014 (30.44%)	-	(14,263)
Balance, December 31, 2014	2,478,080	227,075
Share of Gogiro’s income during six months ended September 30, 2015 (30.37%)	-	10,433
	2,478,080	237,518

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

	Nine months ended September 30, 2015 $	Nine months ended September 30, 2014 $
Revenue	79,562	75,530
Expense	(51,175)	(173,652)
Other revenue	-	31,105
Net income (loss)	34,386	(67,107)

5.     Equipment

				Net Book Value
	Cost	Accumulated Amortization	Effect of foreign change	2015/9/30	2014/12/31
Office equipment	$1,603	$1,050	$-	$553	$799
Computer	51,864	31,887	(96)	19,881	28,276
Software	6,012	3,489	(73)	2,450	4,383
TOTAL	$59,479	$36,426	$(169)	$22,884	$33,458

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and nine-month period ended September 30, 2015
(Expressed in U.S. dollars)

 6.    Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

As at September 30, 2015, the Company has an advance receivable of $30,375 from Gogiro, a company of which IGEN has significant influence (Note 4) (2014/12/31 - $20,578). This advance receivable is unsecure, due on demand, and has an interest of 5% per annum.

As at September 30, 2015, the Company had a trade receivable of $148,884 (CAD$198,511) with Gogiro (2014/12/31 - $170,719(CAD$198,511)). This trade receivable is unsecured, due on demand, and is non-interest bearing.

During nine months ended September 30, 2015 (“2015 Nine Months”), the Company incurred $128,278 in management and consulting fees to two officers and a Company controlled by a director (2014 Nine Months - $75,023).

During 2015 Nine Months, IGEN recorded the following transactions with Gogiro:

- Commission fees income from Gogiro of $Nil (2014 Nine Months - $30,204)
- Management service income from Gogiro of $Nil (2014 Nine Months - $12,260)
- Advertising expenses charged by Gogiro of $Nil (2014 Nine Months - $2,626)
- Office rent expenses charged by Gogiro of $Nil (2014 Nine Months - 4,941)

As at September 30, 2015 the Company had an accounts payable of $Nil (December 31, 2014 - $Nil) with Gogiro. The Company also had account payable of $67,574 (December 31, 2014 - $59,180) with directors and officers and a company controlled by a director.

7.     Stockholders' Equity

a)  During 2014, the company issued the following shares/ units under the Securities Act of 1933 exemption Rule 14 pursuant to non-brokerage private placements:
·
On January 28, 2014 the Company issued 843,750 units (“Unit A”) for $67,500 ($0.08/share). Each Unit A consisted of one common share and one share purchase warrant, each warrant entitling the holder to purchase one share at an exercise price of $0.20 per share for one year.

·
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

·
During the third quarter of 2014, the Company issued 297,619 common shares for $50,000 ($0.168/share), 277,778 common shares for $50,000 ($0.18/share), and issued 147,059 unit (“Unit C”) for $25,000 ($0.17/unit). Each Unit C consisted of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one common share at an exercise price of $0.40 for two years.

·	During the fourth quarter of 2014, the Company issued 492,732 common shares for $88,692 ($0.18/share).

During 2014, the Company also issued the following common shares:
·
2,500,000 common shares were issued for the Acquisition (Note 2). The fair value of these common shares is $475,000 which is determined by the market closing prices of these shares at the Acquisition Date.

·	611,995 common shares when a convertible debenture with principal of CAD$100,000 was converted
·	529,722 common shares with fair value of $102,950 for services rendered by various consultants. The fair value were determined by the market closing prices of these shares when they were issued.

b)  On April 22, 2015, the Company closed two non-brokered private placements of a total of 596,839 units for gross proceeds of $98,796:
·
The first private placement was for 133,333 units (“Unit X”) at a subscription price of $0.15 per unit for total proceeds of $20,000. Each Unit X consists of one common share and a Ѕ share purchase warrant, each whole warrant exercisable into one common share at $0.35 for a period of two years from the closing date.

·	The second private placement was for 463,506 common shares at a subscription price of $0.17 per share for total proceeds of $78,796.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and nine-month period ended September 30, 2015
(Expressed in U.S. dollars)

On May 15, 2015, The Company closed non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of $100,367. Each Unit Y consists of one common share and one share purchase warrant, each warrant exercisable into one common share at CAD$0.35 ($0.28) for a period of two years from the closing date.

On April 22, 2015, The Company issued 100,000 common shares for option exercise.

During nine months ended September 30, 2015 the Company issued 268,801 common shares for services for fair value totaling $58,960.

c)  Subscription received

As at September 30, 2015, the Company received subscription of $25,000 for share issuance at $0.17/share (147,059 shares) as partial payment toward a larger subscription of $400,000 (2,352,941 shares). As of the date of this report, the Company has not received further payments nor issued any shares for this subscription.

d)  Common share purchase warrants:

The Continuity of the Company’s share purchase warrant is as follows:

December 31, 2014	Exercise Price	Expiry Date	Expired	Issuance	September 30, 2015
281,250	$0.20	28-Jan-15	281,250	-	-
562,500	$0.20	28-Jan-15	562,500	-	-
192,308	$0.26	27-Apr-15	192,308	-	-
192,308	$0.26	27-Apr-15	192,308	-	-
147,059	$0.40	30-Sep-16	-	-	147,059
-	$0.28	22-Apr-17	-	133,333	133,333
-	$0.28	17-May-15	-	600,000	600,000
-	$0.26	13-Aug-17	-	18,000	18,000
1,375,425			1,228,366	751,333	898,392

The number of outstanding warrants as at September 30, 2015 and December 31, 2014 was 898,392 and 1,375,425 respectively. As at September 30, 2015, the weighted average exercise price and weight average remaining life of the warrants was $0.30/share (2014/12/31 -$0.24/share) and 1.52 years (2014/12/31 - 0.32 years).

e)  Stock Options

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Number of Options		Weighted average exercise price $
Options outstanding – December 31, 2013	1,090,556		0.09
Option granted (April 28, 2014)	50,000		0.17
Options granted (June 5, 2014)	450,000		0.18
Options outstanding, December 31, 2014	1,590,556		0.12
Options exercised	100,000		0.09
Options granted	2,590,000		0.19
Options outstanding, September 30, 2015	4,080,556	*	0.16

*Number of options exercisable as September 30, 2015 was 3,565,556.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and nine-month period ended September 30, 2015
(Expressed in U.S. dollars)

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

On April 1, 2015, the Company granted 50,000 stock options to a consultant at an exercise price of $0.18/share. These options will expire April 1, 2019, and 50% of these 50,000 options will be vested on May 1, 2015 and on May 1, 2016, respectively.

On September 21, 2015, the Company granted 540,000 and 2,000,000 stock options to consultants and its officers at exercise price of $0.19/share. These options will expire September 21, 2020, and is vesting in a range from immediate vesting to September 21, 2017.

The fair values of stock options granted are amortized over the vesting period where applicable. During 2015 Nine Months, the Company recorded $448,958 (2014 Nine Months - $27,599) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	Fiscal 2014	2015 Nine Months
Expected dividend yield	0%	0%
Volatility	230%	200%
Risk free interest rate	1.52%	1.52%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

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

During nine months ended September 30, 2015 and the year ended December 31, 2014, an accretion expense of $5,015, and $1,577 were recorded respectively.  The promissory note was accredited up to $85,429 on September 30, 2015. Including in the Company’s accrued liabilities, there was an interest payable of $4,750 as at September 30, 2015 (2014/12/31 - $1,197) in connection with this outstanding promissory note.

Current
As at December 31, 2014 and September 30, 2015, the outstanding balance of an un-secured, payable on demand, promissory note with interest rate of 14% per annum outstanding, was $52,592 and $Nil respectively. The Company settled this promissory note by issuance of 310,318 common shares on August 13, 2015.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three and nine-month period ended September 30, 2015
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

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at September 30, 2015, the Company had a working capital deficiency 198,252 (December 31, 2014 – working capital of $32,676). The Company intends to have more equity financing and/or long term debt financing in order to eliminate the working capital deficiency and to the operations of the Company.

10.   Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	Nine Months ended September 30 ,
	2015	2014
	$	$
Cash paid for interest	6,656	5,341
Cash paid for income taxes	-	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and nine-month period ended September 30, 2015.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the nine month period ended September 30, 2015 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the third quarter of 2015 the Company continued to focus on executing its business plan of growing revenue in the companies it owns or in which it is invested, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, and raising required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of September 30, 2015 the Company’s current assets continue to grow and were $448,576, up 25% over the previous quarter and up 9% from December 31, 2014.  The increase over the 9 month period was primarily attributable to an increase of $44,515 in inventories.  The increase over the previous quarter was due to increases in cash (up $30,5870), accounts receivable (up $23,276) and inventories (up $25,714).

64% of the company’s consolidated current assets are accounts receivable, which is a reduction from 73% at 2014 year-end, and the end of Q2.  52% of these receivables are IGEN Business Service receivables for services and commissions owed by Gogiro Internet Group (down from 60% at the end of Q2) and 48% are Nimbo receivables consisting of monies owed to Nimbo by customers for products and services sold (up from 40% at end of Q2).

Current liabilities increased by $168,102 (35%) over the quarter and $186,748 over the 9-month period, primarily due to increases in accounts payables from growing inventory and product costs required to support the increase in orders received over the last quarter.  Over the quarter the Company saw an increase of $225,832 in these accounts payables, which was offset $52,292 by conversion of a convertible debenture.

79% of the Company’s current liabilities are payables, up from 62% at the end of 2015, the majority of which are Nimbo payables of $314,226, which are primarily monies owed for hardware and the provision of wireless services.

The Company finished the third quarter with a working capital deficiency of ($198,252), a change of ($81,474) over the end of Q2 and a change of ($150,576) over the end of 2014.

Adequate working capital remains a core requirement necessary for growth and profitability of the Company’s current assets, and to permit further acquisitions.  The Company continues to work at raising funds to improve its cash and working capital positions.

Total Assets and Liabilities, Net Assets

The third quarter saw a net increase in total assets of $89,035, or 8%, over the previous quarter, and an increase of $35,003, or 3%, over the nine-month period.   These are commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

In similar fashion total liabilities saw increases over the three and six month periods that were primarily the increases in current liabilities previously discussed.  Changes in noncurrent liabilities were not significant.

The above resulted in net assets as of September 30, 2015 of $486,689, a decrease over the quarter of ($80,815) and over the nine-month period of ($156,760).

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

The company had second quarter revenues of $337,733, up 17% from the previous quarter, up 26% over Q3 in 2014 and for the second consecutive quarter represents the largest quarterly revenue in the Company’s history.  For the nine-month period revenues of $805,347 were a 66% increase over the similar period in 2014.  This similarly reflects the best 9-month period revenues in the company’s history.

Costs of goods sold for the second quarter were $216,050, up 16% from the previous quarter and up 45% over the same period in 2014, reflective of increased sales volume over the period.  For the nine-month period cost of goods sold of $519,689 was a 109% increase over the same period in 2014, also reflective of increase sales volume over the period, though at lower margins (see below).

Gross profit for the third quarter was $121,683, with a gross margin of 36%.  This was an 18% increase in gross profits over the previous quarter, with margins unchanged.  However, it was only a 3% improvement in gross profit relative to the same period in 2014, due to increased volumes of lower margin product in 2015 compared to 2014.  Over the nine-month period the Company’s gross profit was $285,658, up 21% over the same period in 2014.  However margins fell from 49% in 2014 to 35% for the equivalent period in 2015.

Though the Company was able to increase revenues and gross profit quarter over previous quarter, quarter over similar quarter in 2014, and nine-month period over similar period in 2014, the gross margins remain lower than plan. The Company continues to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to try to improve overall margins.

Expenses

Expenses for Q3 2015 totaled $725,542, an increase of $464,076, over the previous quarter, and an increase of $403,230 over Q3 in 2014.  However this increase was primarily due to a stock-based compensation expense of $415,600 attributable to the granting and vesting of stock options to officers, directors, and consultants of the company (see note 7(e) to the financial statements).  Not including one-time non-cash stock-based compensation expenses, expenses in Q3 2015 were $309,942, up $62,579 (24%) over the previous quarter, and up $8,134 (3%) over the similar period in 2014.

Similarly, for the nine-month period ending September 30, 2015 expenses were $1,229,192, but net $448,958 in stock-based compensation expensed for the period, the expenses were $780,234, an increase of $196,420 or 34% over the same period in 2014.

Net Income (Loss)

The Company had a Q3 2015 loss of ($601,287), compared with ($158,220) in Q2 2015, and ($204,597) in Q3 2014. However not including non-cash expenses attributable to stock-based compensation, the Company lost ($185,687), up 29% from last quarter and a 3% improvement from the same period in 2014

For the nine-month period ending September 30, 2015 the company had a net loss of ($938,106), compared with ($390,958) over the same period in 2014, however not including stock-based compensation, the Company’s net loss for the nine-month period ending September 30, 2015 was ($489,138).

The Company continues to invest in personnel and programs as necessary to drive revenue growth and increased gross profit, to enable the Company to continue to track toward profitability.

Cash Flows

The company saw a net decrease of ($2,524) in cash over the nine-month period ending September 30, 2015.   The company used net cash of $206,510 in its operating activities over the period, which was partially offset by $208,163 raised over the period via private placements.  Cash at the end of the period was  $53,825.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015.   The conclusions of the Company’s principal executives was that the controls and procedures in place are adequately effective such that the information required to be disclosed in our SEC, BCSC, and OSC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC, BCSC, and OSC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the nine months covered by this report and ended September 30, 2015 the following securities were sold or issued:

On April 22, 2015, The Company closed two non-brokered private placements of a total of 596,839 units for gross proceeds of $98,796:

·
The first private placement was for 133,333 units (“Unit X”) at a subscription price of $0.15 per unit for total proceeds of $20,000. Each Unit X consists of one common share and a Ѕ share purchase warrant, each whole warrant exercisable into one common share at $0.35 for a period of two years from the closing date.

·	The second private placement was for 463,506 common shares at a subscription price of $0.17 per share for total proceeds of $78,796.

On May 15, 2015, The Company closed a non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of $100,367. Each Unit Y consists of one common share and one share purchase warrant, each warrant exercisable into one common share at CAD$0.35 for a period of two years from the closing date.

During 2015 the Company also issued the following common shares:

·	On April 22, 2015, The Company issued 100,000 common shares for option exercise.
·	During nine months ended September 30, 2015 the Company issued 268,801 common shares for services for fair value totaling $58,960.

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

IGEN Networks Corp

November 23, 2015	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

November 23, 2015	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer