Form 10-K
period 2015-12-31
IGEN NETWORKS CORP
filed 2016-04-14
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of April 13, 2016 was $4,649,463 based on the closing price of the common stock of $0.16

The number of shares of the registrant's common stock outstanding as of December 31, 2015 was 28,215,349.

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

As of December 31, 2015 the Company had:
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

During the fiscal year ending December 31, 2014, the company spent approximately $49,500 in consulting fees on research and development, approximately 25% of which was borne by customers.  During the fiscal year ending December 31, 2015, the company spent approximately $75,000 in consulting fees on research and development, none of which was borne by customers.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Principal Markets

The Company’s common shares currently trade on the OTC market in the United States and are quoted on the OTCQB under the symbol IGEN.

On March 25, 2015, the Company’s common shares began trading on the Canadian Securities Exchange (CSE) in Canada under the trading symbol IGN.

High and Low Sales Prices

Quarter Ended	High	Low
2014
March 31, 2014	$0.26	$0.04
June 30, 2014	$0.33	$0.15
September 30, 2014	$0.26	$0.11
December 31, 2014	$0.29	$0.16
2015
March 31, 2015	$0.23	$0.17
June 30, 2015	$0.26	$0.21
September 30, 2015	$0.26	$0.18
December 31, 2015	$0.25	$0.14

Holders

As of December 31, 2015, there were 352 registered shareholders of common shares.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Number of Options		Weighted average exercise price $
Options outstanding – December 31, 2013	1,090,556		0.09
Option granted (April 28, 2014)	50,000		0.17
Options granted (June 5, 2014)	450,000		0.18
Options outstanding, December 31, 2014	1,590,556		0.12
Options exercised	100,000		0.09
Options granted	2,590,000		0.19
Options outstanding, December 31, 2015	4,080,556	*	0.16

*Number of options exercisable as December 31, 2015 was 3,565,556.

On March 25, 2013 via Board of Directors Consent Resolution, the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options.  As of December 31, 2014, 2,585,000 options had been granted, leaving 1,415,000 options remaining for future grants.

On August 31, 2015 via Board of Director’s Consent Resolution, the Company depleted the 2013 option pool and replenished the option pool to 5,000,000 options, representing 18% of outstanding shares at that time.  As of December 31, 2105, 2,550,000 options of the 2015 pool had been granted, leaving 3,815,000 options available for future grants.

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

During 2014, the company issued the following shares/ units under the Securities Act of 1933 exemption Rule 14 pursuant to non-brokerage private placements:

On April 22, 2015, The Company closed two non-brokered private placements of a total of 596,839 shares for gross proceeds of $98,796.  The first private placement was for 133,333 units (“Unit X”) at a subscription price of $0.15 per unit for total proceeds of $20,000. Each Unit X consists of one common share and a half share purchase warrant, each whole warrant exercisable into one common share at $0.35 for a period of two years from the closing date. The second private placement was for 463,506 common shares at a subscription price of $0.17 per share for total proceeds of $78,796.

On May 15, 2015, The Company closed a non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of $100,367. Each Unit Y consists of one common share and one share purchase warrant. Each warrant is exercisable into one common share at CAD$0.35 ($0.28) for a period of two years from the issuance. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on Canadian Stock Exchange is greater than CAD$0.60 for twenty consecutive trading days.

On December 11, 2015, the Company issued 294,118 units (“Unit Z”) for $50,000. Each Unit Z includes one common share and one share purchase warrant, enabling the holder to purchase one additional common share of the Company at a price of US$0.35 for a period expiring 2 years from their date of issuance. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on Canadian Stock Exchange is greater than $0.50 for ten consecutive trading days.

During 2015, the Company also issued the following common shares:

On April 22, 2015, The Company issued 100,000 common shares for option exercise and received proceeds of $9,000.

During 2015, the Company issued 498,807 common shares for services of $53,374 and prepaid services yet to be rendered of $54,570 (totaling $107,944).

During 2015, the Company issued 310,318 common shares for the settlement of debt of $50,644. There is not gain or loss in connection with this debt settlement.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2015.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In 2015 the Company continued to focus its efforts on generating more revenues, increasing shareholder value through increased investment or acquisition in portfolio companies, and managing growth of our invested companies.  Highlights for the year include:

-	On March 25, 2015, the Company announced approval for listing and commencement of trading on the Canadian Securities Exchange (CSE).

-	On May 21, 2015 the Company announced the signing of a Major Account/Partner Program agreement between its wholly owned subsidiary Nimbo LLC (“Nimbo Tracking”) and Verizon Wireless.

-
On June 2, 2015 the Company announced Nimbo Tracking had signed a partnership and received an initial order with Star Shield Solutions LLC and Sky Force Technology Inc. to launch automotive dealership programs in Southern California.

-	On October 13, 2015 the Company announced that Nimbo Tracking achieved PRM status within the Verizon Partner Program.

-	On October 21, 2015 the Company announced Nimbo Tracking achieved a monthly shipping record of 1200 units to automotive dealerships.

-	On October 27, 2015 the Company announced the launch of Nimbo Tracking’s new automotive services platform for the Buy Here Pay Here market.

-
On November 12, 2015 the Company announced the signing of a non-binding MOU to acquire Webtrak SA de CV, a Mexican private corporation that provides end-to-end GPS-based vehicle telematics and analytics services in Mexico.

-	On December 9, 2015 announced the launch of Nimbofleet.com, a self-provisioning fleet management service for small fleets.

-	Record annual revenues for the Company of $1,035,820

-	Growth in annual revenue of 43% over the previous year.

-	Record annual gross profits of $318,909

-	Growth in annual gross profit of 7% over the previous year.

-	Net loss of $1,681,519 (net loss of $718,805 when adjusted for one-time non-cash expenses, investment impairment, and receivables write-off).

-	23% reduction of net cash used in operating activities

Though Company was able to grow revenues and gross profits, and use less cash in operating activities, it did incur increased loses in 2015, and wrote down impaired investments and receivables resulting in a significant working capital deficiency at the end of the year. Management continues to believe however that through continued investment in sales channel growth, product development, and strategic acquisitions, the company remains poised for growth and eventual profitability.

The reader is cautioned that the latter comment is forward-looking information, and actual results may vary to the extent that the company may not achieve profitable growth nor raise any required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2015, the Company had total current assets of $175,544, a decrease of $236,860 from the end of the year previous, due primarily to the Company writing off current receivables totaling $186,190 owed by Gogiro Internet Group for which the Company believed collectability was adequately uncertain, and therefore merited taking a provision (see Note 6 to the consolidated financial statements).  The remaining accounts receivables are primarily Nimbo LLC receivables which consist of monies owed to Nimbo by customers for products and services sold.  A significant increase in pre-paid expenses was due to pre-payment in 2015, via share issuances, for services contracted to be provided through July 2017.

The Company’s current liabilities as of December 31, 2015 were $712,407, a significant increase of $252,327 over those reported at the end of the 2014, the most significant contributors being an increase of $176,225 in accounts payable due primarily to increased hardware purchases, and an increase in Notes Payable of $63,646 due to the impact of a $95,000 promissory note previously recorded as long-term liability becoming current.  Nimbo LLC payables, which make up 70% of the Company’s consolidated payables, remain primarily monies owed for cellular carrier services and device hardware.  The remaining payables are made up of contractor fees, legal fees, auditing fees, accounting fees, and management and consulting fees owed to the Company’s executive officers.

IGEN ended 2015 with a significant negative working capital of ($536,683).  Adequate working capital remains a core requirement for growth and profitability, and to facilitate further acquisitions.  The Company continues to try to improve it’s working capital position through ongoing equity and debt financing.

Total Assets and Liabilities, Net Assets

As of December 31, 2015 the Company’s total assets were $698,695, a decrease of $485,248 from the year end prior.  $236,860 of this reduction is due to the reduction in current assets discussed above. The bulk of the remaining reduction is due to the company writing off the recorded value of its investment in Gogiro Internet Group. Though Gogiro continues to grow its top line and report nominal annual profit, the Company felt recoverability of the investment was questionable enough to justify recording impairment charges of $227,957 (see Note 4 to the financial statements).  The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo LLC in 2014.  The Company continues to evaluate the assets and liabilities assumed in this acquisition, and may record adjustments to the purchase price allocation in the future.

As of December 31, 2015 the Company’s total liabilities were $746,389, up from $540,494 reported the year prior.  This increase was due to the increase in current liabilities previously discussed, plus the addition of derivative liabilities of $33,982 primarily associated with accounting for foreign exchange risk for stock based compensation that was issued in foreign currency.

The above resulted in net assets as of December 31, 2015 being ($47,694) and an accumulated deficit of $7,675,552.

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

As of December 31, 2015, the Company had revenues of 1,035,820, a 43% increase over the revenue reported for 2014.  Service-only revenues more than doubled to $130,683, and hardware-only and hardware/software bundled sales grew 50% to
$905,137.

Costs of goods sold for 2015 were $716,911, an increase of $290,722, reflecting increased sales volumes, though at lower margins (see below).  These costs are primarily mobile hardware and cellular carrier costs.

The resulting annual gross profit was $318,909, a record for the Company, representing growth of 7% year on year.  Gross margins of 31% were a reduction of 10% year on year, reflective of increasing volumes of lower margin product in 2015.

Though the Company was able to increase revenues and gross profit year on year, gross margins remain lower than plan. The Company continues to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to try to improve overall margins.  The Company also continues to work at increasing margins through increased service-only revenues.

Expenses

Expenses as of December 31, 2015 totaled $1,681,519, an increase of $762,660 over the previous year.  However, 63% of this increase was one-time non-cash based expenses of $480,178 associated with the granting and vesting of stock options to officers, directors, and consultants of the Company (see note 7 to the financial statements).  A further 24% of this increase was a one-time write-down of $186,190 in receivables and debt owed by Gogiro Internet Group that the Company deemed likely irrecoverable (see note 6 to the financial statements and the MD&A comments on current assets above).  The company saw a significant reduction of $151,756 in consulting and professional fees, however this was offset by an increase of $239,231 in salaries and management fees.

Not including the two one-time expenses totaling $666,368 referred to above, and therefore on an adjusted or non-GAAP basis, expenses increased by $145,917, or 17% over the equivalently adjusted expenses reported for the previous year.

Net Income (Loss)

As of December 31, 2015 the Company had a net loss of $1,613,130 (or $0.06 per basic & diluted share). This loss however, in addition to including the one-time non-cash and debt write-down expenses previously discussed, also includes the write off of $227,957 in impairment of the Company’s investment in Gogiro Internet Group (see previous MD&A discussion on Net Assets and Note 4 to the Financial Statements).

Not including the one-time expenses and the investment impairment referred to above, and therefore on an adjusted or non-GAAP basis, the Company had a net loss of $718,805, an increase of $170,207 over the equivalently adjusted net loss for 2014.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows

As of December 31, 2015 the Company saw a net decrease in cash of ($22,757).  The primary source of cash remained net proceeds from financing activities of $312,163 (compared with $431,192, in 2014). Cash used in operating activities of $327,647 was a reduction of 23% from the $424,439 in cash used in 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the year ended December 31, 2015 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the year ended December 31, 2015

  A CHAN AND
COMPANY LLP
      CHARTERED PROFESSIONAL ACCOUNTANTS

UNIT 114B (2nd Floor) – 8988 FRASERTON COURT
BURNABY, BC V5J 5H8

T: 604.239.0868
F: 604.239.0866

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:           the Board of Directors and Stockholders of
 IGEN Networks Corp.

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                                                                                 “A Chan & Company LLP”
Chartered Professional Accountants

Burnaby, British Columbia
April 14, 2016

IGEN NETWORKS CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	Note	December 31, 2015	December 31, 2014
		$	$
Assets
Current
Cash		33,590	56,347
Accounts receivable	6	45,182	299,422
GST receivable		5,661	17,021
Due from equity investee	6	-	20,578
Inventories	3(j)	29,643	14,102
Prepaid expenses		61,468	4,934

		175,544	412,404

Investment in an associate	4	-	227,075
Equipment	5	17,643	33,458
Goodwill	2	505,508	505,508
Security deposit		-	5,498
Total Assets		698,695	1,183,943
Liabilities and Shareholders' Equity
Current
Accounts payable	6	461,008	284,783
Accrued liabilities		78,361	68,221
Deferred revenue	3(k)	56,800	54,484
Notes payable	6, 8	116,238	52,592
		712,407	460,080
Non-current
Derivative liabilities		33,982	-
Note payable	8	-	80,414
Total liabilities		746,389	540,494

Shareholders’ Equity
Capital Stock: Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -28,215,349 and 25,815,273 respectively	7	28,215	25,815
Additional paid-in capital	7	7,586,514	6,697,680
Subscription received		25,000	-
Accumulated other comprehensive loss		(11,871)	(17,624)
Deficit accumulated		(7,675,552)	(6,062,422)
Shareholders' Equity		(47,694)	643,449
Total Liabilities and Shareholders' Equity		698,695	1,183,943

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Operations
(Expressed in U.S. dollars)

		Year ended December 31,
	Note	2015		2014
		$		$
Revenue
Management services	6		-		12,140
Commission fees	6		-		31,133
Sales, hardware			905,137		620,621
Sales, services			130,683		60,730
Revenue, total			1,035,820		724,624
Cost of goods sold			716,911		426,189

Gross profit			318,909		298,435
Expenses
Advertising and selling expenses	6		39,535		30,605
Bad debt			186,190		-
Consulting and business development fees			110,083		157,310
Depreciation			18,407		17,418
General and administrative	6		156,795		157,351
Interest expense			43,495		12,574
Management fees			184,797		65,232
Professional fees			45,969		150,498
Salaries			331,383		211,657
Stock-based compensation	7		480,178		49,625
Transfer agent & filing fees			48,062		12,698
Travel and accommodation			36,625		53,891
Total			1,681,519		918,859
Loss before the others:			(1,362,610)		(620,424)
Accretion			(6,824)		(63,995)
Change in derivative liabilities			(28,267)		98,992
Change in fair value of convertible debenture					1,467
Gain from accounts payable settlement			10,577		-
Impairment - investment			(227,957)		(150,000)
Other income			1,069		-
Share of income (losses) from investment in an associate	4		882		(14,263)
Net loss			(1,613,130)		(748,223)
Other comprehensive Loss:
Net loss for the year			(1,613,130)		(748,223)
Foreign currency translation adjustment			5,753		(15,028)
Total comprehensive loss			(1,607,377)		(763,251)
Net Loss per share, basic and diluted			(0.06)		(0.03)
Weighted Average Number of Common Shares Outstanding			26,957,166		23,104,796

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

		Year ended December 31,
	Note	2015	2014
Cash Flows from Operating Activities
Net loss		(1,613,130)	(748,223)
Items not affecting cash:
Accretion		6,824	63,995
Accrued interest		2,822	-
Bad debt		186,190	-
Change in derivative liabilities		28,267	(98,992)
Change in fair value, convertible debenture			(1,467)
Depreciation		18,407	17,418
Impairment - investment in equity investee		227,957	150,000
Share of (income) losses from investment in an associate		(882)	14,263
Share issued for services		53,194
Stock-based compensation		480,178	49,625
Gain from Accounts Payable Settlement		(10,577)	-
Other, including net changes in other non-cash balances:
Accounts receivable		99,062	(13,973)
Due from an equity investee		-	(20,578)
GST receivable		11,360	(11,750)
Inventory		(15,541)	7,210
Prepaid and deposit		3,714	(1,562)
Accounts payable, accrued liabilities, accrued interest, and deferred revenue		194,508	169,595
Net cash used in operating activities		(327,647)	(424,439)

Cash Flows from Investing Activities
Acquisition of equipment		(2,763)	(2,381)
Acquisition of cash, business combination	7		42,672
Due from investee		(10,434)
		(13,197)	40,291
Cash Flows from Financing Activities
Note payable		29,000
Proceeds from share subscription received		25,000
Proceeds from issuance of units, private placement	7	258,163	431,192
		312,163	431,192
Effect of exchange rate on cash		5,924	(2,381)

Net increase (decrease) in cash		(22,757)	44,663
Cash, beginning of year		56,347	11,684
Cash, end of year		33,590	56,347

See Note 11 for supplemental information to these statements of cash flow

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Consolidated Statement of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

						Accumulated
				Additional		Other		Total
		Common Stock		Paid-in	Subscription	Comprehensive		Stockholders’
	Note	Shares	Amount	Capital	received	Loss	Deficit	Equity
			$	$	$	$	$	$
Balance, December 31, 2013		18,771,669	18,771	5,537,261	-	(2,596)	(5,314,199)	239,237
Units issued for cash at $0.08/unit	7	843,750	844	66,656	-	-	-	67,500
Shares issued for cash at $0.08/share	7	625,000	625	49,375	-	-	-	50,000
Shares issued for cash at $0.15/share	7	333,333	333	49,667	-	-	-	50,000
Units issued for cash at $0.13/unit	7	384,616	385	49,615	-	-	-	50,000
Shares issued for acquisition of Nimbo	2	2,500,000	2,500	472,500	-	-	-	475,000
Shares issued for services	7	529,722	530	102,420	-	-	-	102,950
Shares issued for cash at $0.168/share	7	297,619	297	49,703	-	-	-	50,000
Units issued for cash at $0.17/unit	7	147,059	147	24,853	-	-	-	25,000
Share issued for cash at $0.18/share	7	770,510	771	137,921	-	-	-	138,692
Shares issuance, convertible debenture conversion	7	611,995	612	91,921	-	-	-	92,533
Stock based compensation	7	-	-	49,625	-	-	-	49,625
Issuance of promissory note on discount	9	-	-	16,163	-	-	-	16,163
Foreign currency translation adjustment		-	-	-	-	(15,028)	-	(15,028)
Net loss for the year		-	-	-	-	-	(748,223)	(748,223)
Balance, December 31, 2014		25,815,273	25,815	6,697,680	-	(17,624)	(6,062,422)	643,449
Subscription received	7	-	-	-	25,000	-	-	25,000
Stock based compensation	7	-	-	474,463	-	-	-	474,463
Share issuance for cash	7	1,590,957	1,591	256,572	-	-	-	258,163
Shares issuance for services and prepayment	7	498,801	499	107,445	-	-	-	107,944
Share issuance for debt settlement	7	310,318	310	50,354	-	-	-	50,664
Foreign currency translation adjustment		-	-	-	-	5,753	-	5,753
Net loss for the period		-	-	-	-	-	(1,613,130)	(1,613,130)
Balance, December 31, 2015		28,215,349	28,215	7,586,514	25,000	(11,871)	(7,675,552)	(47,694)

The accompanying notes are an integral part of these consolidated financial statements.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
Year ended December 31, 2015
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

These consolidated financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $7,675,552 as at December 31, 2015.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
(Expressed in U.S. dollars)

2.             Business Acquisition (continued)

The following table provides information of the revenue and net loss of Nimbo

	Revenue	Net loss
	$	$
The actual result of Nimbo for the year ended:
May 5 to December 31, 2014	681,351	(116,161)
December 31, 2015	1,035,820	(312,077)

 3.            Summary of Significant Accounting Policies

a)	Basic of presentation and consolidation

These consolidated financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc (incorporated in Canada) and Nimbo, LLC (incorporated in USA).

As discussed in Note 2, as of the completion of the Acquisition on May 5, 2014, the Company has started to consolidate the results of operation and cash flow of Nimbo to the Company’s consolidated financial statement.  As a result, the comparative figures in the consolidated statements of operations and consolidated statements of cash flow for the year ended December 31, 2014 (collectively the “2014 Comparative Figures”) include the accounts of Nimbo only from the period from May 5 to December 31, 2014.

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

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
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

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
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

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at December 31, 2014 and December 31, 2015 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2014 and December 31, 2015

k)	Deferred revenue

As at December 31, 2014, and December 31, 2015, the Company had deferred revenues of $54,484 and $56,800 respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

l)   Changes in accounting policies and recent accounting pronouncements

The Company has not adopted new accounting policies since it most recent year ended December 31, 2014.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
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

During the year ended December 31, 2014, this investment was fully written off as management determined the investment cannot be recovered and the Company recorded an impairment loss of $150,000 during the year ended December 31, 2014.

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

Upon the completion of the Gogiro Acquisition in March 2013, the Company’s interest on Gogiro increased to more than 30%.  As a result, the Company has changed its method to account for its investment in Gogiro from “cost less impairment value” method to equity method as the Company’s interest on Gogiro has surpassed 20% whereby the Company is considered having significant influence on Gogiro. The Company’s ownership on Gogiro was 30.37 % during the year ended December 31, 2015. Consequently the Company has included Gogiro’s income (losses) in the Company’s consolidated financial statements in accordance to the percentage ownership. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro. As at December 31, 2015, the Company reviewed the recoverability of the investment in Gogiro and concluded that the investment was fully impaired. As a result, the Company recorded impairment charges of $227,957 for the year ended December 31, 2015. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during fiscal 2014 December 31, 2014 (30.44%)	-	(14,263)
Balance, December 31, 2014	2,478,080	227,075
Share of Gogiro’s income during nine months ended December 31, 2015 (30.37%)	-	882
Impairment on investment		(227,957)
	2,478,080	-

The following table summarizes Gogiro's revenue, expenses and net loss on an aggregate basis without adjusting for IGEN's proportionate interest:

	2015 $	2014 $
Revenue	141,517	203,259
Expense	(138,612)	(197,296)
Net income (loss)	2,905	5,963

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
(Expressed in U.S. dollars)

5.             Equipment

				Net Book Value
	Cost	Accumulated Amortization	Effect of foreign change	2015/12/31/	2014/12/31
Office equipment	$1,603	$965	$-	$638	$799
Computer	51,375	36577	(172)	14,626	28,276
Software	6,012	3633	2,379	4,383
TOTAL	$58,999	$41,175	$(172)	$17,643	$33,458

6.             Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the year ended December 31, 2015, the Company incurred $184,797 in management and consulting fees to two officers and a Company controlled by a director (2014 - $119,592).

During 2015, IGEN recorded the following transactions with Gogiro:

- Commission fees income from Gogiro of $Nil (2014 - $30,207)
- Management service income from Gogiro of $Nil (2014 - $12,261)
- Advertising expenses charged by Gogiro of $Nil (2014 - $4,077)
- Office rent expenses charged by Gogiro of $Nil (2014 – 5,436)

Account payable settlement
During the year ended December 31, 2015, the Company settled accounts payable due to a former chief financial officer and record a gain of settlement of $10,577.

Balance with related parties
As at December 31, 2015, the Company has an advance receivable of $30,700 from Gogiro, a company of which IGEN has significant influence (Note 4) (2014/12/31 - $20,578). This advance receivable is unsecure, due on demand, and has an interest of 5% per annum. As at December 31, 2015, the Company fully provided this advance receivable due to uncertainty of collectability and recorded a bad debt expenditure of $30,700 for the year ended December 31, 2015.

As at December 31, 2015, the Company had a trade receivable of $143,425 (CAD$198,511) with Gogiro (2014/12/31 - $170,719(CAD$198,511)). As at December 31, 2015, the Company fully provided these trade receivable due to uncertainty of collectability and recorded a bad debt expenditure of $155,490 (CAD$198,511) for the year ended December 31, 2015.

As at December 31, 2015 the Company also had account payable of $77,564 (December 31, 2014 - $59,180) with directors and officers and a company controlled by a director.

As at December 31, 2015, the Company had a promissory note payable to a director with balance owing of $29,000. This promissory note is unsecured, has an interest of 5% per annum and is due on October 30, 2016. An accrued interest of $452 was included in the Company’s accrued liabilities as at December 31, 2015.

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

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
(Expressed in U.S. dollars)

7.      Stockholders' Equity (Deficit) – Continued

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

•	611,995 common shares when a convertible debenture with principal of CAD$100,000 was converted
•	529,722 common shares with fair value of $102,420 for services rendered by various consultants. The fair value were determined by the market closing prices of these shares when they were issued.

b) During 2015, the Company issued the following common shares:

On April 22, 2015, The Company closed two non-brokered private placements of a total of 596,839 shares for gross proceeds of $98,796.
•
The first private placement was for 133,333 units (“Unit X”) at a subscription price of $0.15 per unit for total proceeds of $20,000. Each Unit X consists of one common share and a half share purchase warrant, each whole warrant exercisable into one common share at $0.35 for a period of two years from the closing date.

•	The second private placement was for 463,506 common shares at a subscription price of $0.17 per share for total proceeds of $78,796.

On May 15, 2015, The Company closed a non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of $100,367. Each Unit Y consists of one common share and one share purchase warrant. Each warrant is exercisable into one common share at CAD$0.35 ($0.28) for a period of two years from the issuance. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on Canadian Stock Exchange is greater than CAD$0.60 for twenty consecutive trading days.

On December 11, 2015, the Company issued 294,118 units (“Unit Z”) for $50,000. Each Unit Z includes one common share and one share purchase warrant, enabling the holder to purchase one additional common share of the Company at a price of $0.35 for a period expiring 2 years from their date of issuance. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on Canadian Stock Exchange is greater than $0.50 for ten consecutive trading days.

On April 22, 2015, The Company issued 100,000 common shares for option exercise and received proceeds of $9,000.

During 2015, the Company issued 498,807 common shares for services of $53,374 and prepaid services yet to be rendered of $54,570 (totaling $107,944)

During 2015, the Company issued 310,318 common shares for the exercise of convertible debt of $50,644. There is no gain or loss in connection with this debt settlement.

c) Subscription received

As at December 31, 2015, the Company received subscription of $25,000 for unit issuance at $0.17/unit. Each unit includes one common share and one share purchase warrant, enabling the holder to purchase one additional common share of the Company at a price of $0.35 for a period expiring 2 years from their date of issuance. As of the date of this report, the Company has not issued units for this subscription.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
(Expressed in U.S. dollars)

7.      Stockholders' Equity (Deficit) – Continued

d) Common share purchase warrants:

The Continuity of the Company’s share purchase warrant is as follows:

December 31, 2014	exercise price		expiry date	Expired	Issuance	December 31, 2015
281,250		$0.20	28-Jan-15	281,250	-
562,500		$0.20	28-Jan-15	562,500	-
192,308		$0.26	27-Apr-15	192,308	-
192,308		$0.26	27-Apr-15	192,308	-
147,059		$0.40	30-Sep-16	-	-	147,059
-		$0.35	22-Apr-17	-	66,667	66,666
-	C$	0.35	17-May-15	-	600,000	600,000
-	C$	0.35	13-Aug-17	-	18,000	18,000
-		$0.35	17-Dec-17	-	294,118	294,118
1,375,425				1,228,366	684,667	1,125,843

The number of outstanding warrants as at December 31, 2015 and December 31, 2014 was 1,125,843 and 1,375,425 respectively. As at December 31, 2015, the weighted average exercise price and weight average remaining life of the warrants was $0.30/share (2014/12/31 -$0.24/share) and 1.44 years (2014/12/31 - 0.32 years).
e) Stock Options

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Number of Options		Weighted average exercise price $
Options outstanding – December 31, 2013	1,140,556		0.09
Option granted (April 28, 2014)	50,000		0.17
Options granted (June 5, 2014)	450,000		0.18
Options outstanding, December 31, 2014	1,640,556		0.12
Options exercised	100,000		0.09
Options granted	2,540,000		0.19
Options outstanding, December 31, 2015	4,080,556	*	0.16

*Number of options exercisable as December 31, 2015 was 3,565,556.

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

On September 21, 2015, the Company granted 540,000 to consultants at exercise prices ranged from CAD$0.25 to $0.19 per share. The Company also granted 2,000,000 options to its officers at exercise price of $0.19/share. All of these options will expire September 21, 2020 or June 1, 2020, and is vesting in a range from immediate vesting to expiry on September 21, 2017.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
(Expressed in U.S. dollars)

7.               Stockholders' Equity (Deficit) – Continued

e)  Stock Options (continued)

The fair values of stock options granted are amortized over the vesting period where applicable. During 2015, the Company recorded $480,178 (2014 - $49,625) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	2014	2015
Expected dividend yield	0%	0%
Volatility	230%	170%
Risk free interest rate	1.52%	1.52%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

8.               Derivative liabilities

Derivate liabilities consist of warrants that were originally issued in private placements and stock options granted that have exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency (United States dollars), (Note 7). Therefore these warrants and stock options cannot be considered to be indexed to the Company’s own stock. Accordingly the fair values of the warrants and stock options must be accounted for as derivative liabilities with changes in fair value recorded in the consolidated statement of operations.  The fair value of these warrants and options as at December 31, 2015 is $33,982 (2014 - $nil). The fair values of warrants and stock options as at December 31, 2015 were determined using the Binomial option pricing model the following assumptions: risk free interest rate of 0.86%-1.54%, expected life of 1.37-5.00 years, volatility of 103.19%-176.96% and expected dividend of 0%.

	2015 $	2014 $
Beginning balance	-	-
Issuance of warrants	28,267	-
Stock options granted	5,715	-
Ending balance	33,982	-

9.               Note payable

During the fourth quarter of 2014, the Company issued a promissory note with principal of $95,000 in exchange for a settlement of accounts payable of the same amount. This promissory is un-secured, will expire on December 31, 2016, and carries interest of 5% per annum.

The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest      rate of 14% per annum. The debt discount of $16,163 was credited to Additional paid-in capital at issuance, and the $16,163 debit to note payable is amortized over the term of the note.

The promissory note was accredited up to $87,238 on December 31, 2015. Including in the Company’s accrued liabilities, there was an interest payable of $5,938 as at (2014/12/31 - $1,197) in connection with this outstanding promissory note.

As at December 31, 2014 the Company had an un-secured, payable on demand, promissory note of $52,592 with interest rate of 14% per annum outstanding, was $52,592 (CAD$61,083). The Company settled this promissory note and accrued interest totaling of $50,644 (CAD$65,667) by issuance of 310,318 common shares in 2015.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
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

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2015, the Company had a working capital deficiency of ($536,863) (December 31, 2014 – working capital of $32,676). The Company intends to have more equity financing and/or long term debt financing in order to eliminate the working capital deficiency and to the operations of the Company.

11.           Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

	2015	2014
Cash paid for interest	$-	$5,341
Cash paid for income taxes	-	-
310,318 shares issued for debt settlement	50,664	-
498,801 shares issued for services rendered and yet to rendered	107,944	-

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
(Expressed in U.S. dollars)

12.        Income taxes

 Reconciliation of the Company’s income tax expenses are as follows:

	Dec 31, 2015	Dec 31, 2014
Loss for the year	$(1,613,130)	$(748,223)
Expected income tax recovery at statutory rates (2015 -35; 2014 - 35%)	(564,595)	(261,878)
Non-deductible item	360,873	62,606
Change in tax rate	27,166	24,454
Increase in valuation allowance	176,556	174,818
	$-	$-

The components of future income tax assets are as follows:

	Dec 31, 2015	Dec 31, 2014
Future income tax assets
Non-capital losses carried forward and others	$1,771,239	$1,589,431
Less: Valuation allowance	(1,771,239)	$(1,589,431)
Net future income tax assets	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $5,228,000 and $4,664,000 as of December 31, 2015 and December 31, 2014, respectively, which may be offset against future taxable income through to 2035.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

13.        Subsequent Events

Subsequent to the year-ended December 31, 2015, the Company issued a total of  843,796 common shares of the Company

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting.  The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2015 there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of December 31, 2014:

Name	Age	Position	Term of Office
Robert Nealon	59	Director, Chairman of the Board	8 July 2010 to present
Neil G. Chan	53	Director, Chief Executive Officer	1 September 2011 to present
Richard Freeman	55	Director, Chief Operating Officer	1 November 2011 to present

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)1	Stock awards ($)	Option awards ($)2	Total ($)
Neil G. Chan - Director, President & CEO	2015	98,257		189,900	288,157
	2014	74,360			74,360
Richard Freeman - Director, COO	2015	86,540		189,900	276,440
	2014	65,230			65,230

1Salary for services as an executive officer.  No compensation for services as a director received in 2014 or 2015.
2Valuation of Stock and Option awards are based on the issuance details listed in the Note 7(e) to the Company’s consolidated financial statements for the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-end

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable
Neil Chan, CEO	55,556	0	$0.09	31-Mar-18
	1,000,000	0	$0.19	21-Sep-20
Richard Freeman, COO	275,000	0	$0.09	31-Mar-18
	1,000,000	0	$0.19	21-Sep-20

The company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon Director, COB	2015 2014	0 0	0 0	47,475 0	47,475 0

1Provides information on Directors not serving as executive officers only.  Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors are currently not paid any standard compensation for acting as directors.   In 2013 Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised.  In 2015 Mr. Nealon was awarded 250,000 stock options, all of which vested in 2015 and none of which were exercised.  Mr. Nealon had 400,000 options vested and unexercised as of December 31, 2015.

Compensation of Executives

The CEO and COO of the Company, who are also directors of the Company, are paid CDN$120,000 per annum as compensation for services in their respective capacities as executive officers of the Company.  They are also paid US$30,000 per annum for services as executive offers of Nimbo LLC.  In 2013 the CEO Neil Chan was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014.  In 2015 Mr Chan was granted a further 1,000,000 stock options all of which vested in 2015 and none of which were exercised, leaving a total of 1,055,556 options vested and unexercised as of December 31,2015.  In 2013 COO Richard Freeman was granted 500,000 stock options, all of which vested in 2013, and of which 225,000 were exercised, leaving 275,000 vested and unexercised as of December 31, 2014.  In 2015 Mr. Freeman was granted a further 1,000,000 stock options all of which vested in 2015 and none of which were exercised, leaving a total of 1,275,000 options vested and unexercised as of December 31,2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2015.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	4,080,556	0.16	998,206
Equity compensation plans not approved by security holders	0	N/A	0
Total	4,080,556	0.16	998,206

Security Ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	John Stull 27244 Via Industria Temecula, CA, USA 92590	2,500,000	8.86%

Security Ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	Robert Nealon Director, COB	521,571	1.85%
Common Shares	Neil G. Chan Director, President & CEO	2,332,611	8.27%
Common Shares	Richard Freeman Director, COO	474,900	1.68%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

In 2015 there were no transactions with related persons that required reporting.

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

2014: $61,676
2015: $30,940

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2014:  $7,212
2015: $2,341

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2014:  $0
2015: $3,265

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2014:  $4,131
2015: $0

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

(1)Financial statements:
- Audited Financial Statements for the year ended December 31, 2015

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

IGEN Networks Corp

April 14, 2016	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

April 14, 2016	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer