Form 10-Q
period 2016-03-31
IGEN NETWORKS CORP
filed 2016-05-23
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016.

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

The number of shares of the registrant's common stock issued and outstanding as of May 20, 2016 is 29,259,145.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three month period ended March 31, 2016 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements
For the three months ended March 31, 2016
(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.
Condensed Consolidated Interim Balance Sheet
(Unaudited - Expressed in U.S. dollars)

	Note	March 31, 2016		December 31, 2015
		$		$
Assets
Current
Cash			83,454		33,590
Accounts receivable	5		41,203		45,182
GST receivable			7,157		5,661
Inventories	2(j)		52,374		29,643
Prepaid expenses			46,764		61,468

			230,952		175,544

Equipment	4		15,093		17,643
Goodwill			505,508		505,508
Total Assets			751,553		698,695
Liabilities and Shareholders' Equity
Current
Accounts payable	5		531,980		461,008
Accrued liabilities			121,381		78,361
Deferred revenue	2(k)		53,825		56,800
Notes payable	5,7		119,914		116,238
			827,100		712,407
Non-current
Derivative liabilities			44,531		33,982
Total liabilities			871,631		746,389

Shareholders’ Equity
Capital Stock:
Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -29,059,145 and 28,215,349 respectively	6		29,059		28,215
Additional paid-in capital	6		7,715,194		7,586,514
Subscription received			25,000		25,000.0
Accumulated other comprehensive loss			(24,105)		(11,871)
Deficit accumulated			(7,865,226)		(7,675,552)
Shareholders' Equity			(120,078)		(47,694)
Total Liabilities and Shareholders' Equity			751,553		698,695

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Operations
(Unaudited - Expressed in U.S. dollars)

Three months ended March 31,	Note	2016		2015
		$		$
Revenue
Sales, hardware			177,283		152,182
Sales, services			96,724		26,367
Revenue, total			274,007		178,549
Cost of goods sold			133,714		117,549

Gross profit			140,293		61,000
Expenses
Advertising and selling expenses	5		14,777		9,929
Consulting and business development fees			59,183		19,650
Depreciation			2,583		4,428
General and administrative	5		33,165		38,832
Interest expense			12,814		4,056
Management fees			58,438		14,580
Professional fees			864		22,188
Salaries			100,323		80,972
Stock-based compensation	6		14,990		19,255
Transfer agent & filing fees			3,697		11,613
Travel and accommodation			17,240		16,681
Total			318,074		242,184
Loss before the others:			(177,781)		(181,184)
Accretion			(1,836)		(1,597)
Change in derivative liabilities			(10,549)		-
Other income			492		-
Share of income (losses) from investment in an associate	3		-		4,182
Net loss			(189,674)		(178,599)
Other comprehensive Loss:
Net loss for the period			(189,674)		(178,599)
Foreign currency translation adjustment			(12,234)		12,347
Total comprehensive loss			(201,908)		(166,252)
Net Loss per share, basic and diluted			(0.01)		(0.01)
Weighted Average Number of Common Shares Outstanding			28,462,252		25,815,273

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Cash Flow
(Unaudited - Expressed in U.S. dollars)

Three months ended March 31,	2016		2015
Cash Flows from Operating Activities	$		$
Net loss		(189,674)		(178,599)
Items not affecting cash:
Accretion		1,836		1,597
Change in derivative liabilities		10,549		-
Depreciation		2,583		4,428
Share of (income) losses from investment in an associate		-		(4,182)
Share issued for services		37,050		-
Stock-based compensation		14,990		19,255
Other, including net changes in other non-cash balances:
Accounts receivable		3,979		84,155
GST receivable		(1,496)		(1,369)
Inventory		(22,731)		(15,884)
Prepaid and deposit		-		4,934
Accounts payable, accrued liabilities, accrued interest, and deferred revenue		117,107		(32,698)
Net cash used in operating activities		(25,807)		(118,363)

Cash Flows from Financing Activities
Proceeds from share subscription received		-		98,796
Proceeds from share issuance – options exercise		5,000
Proceeds from issuance of units, private placement		72,484		-
		77,484		98,796
Effect of exchange rate on cash		(1,813)		(1,062)

Net increase (decrease) in cash		49,864		(20,629)
Cash, beginning of period		33,590		56,347
Cash, end of period		83,454		35,718

See Note 12 for supplemental information to this statement of cash flow.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Stockholders' Equity (Deficit)
(Unaudited - Expressed in U.S. dollars)

						Accumulated
				Additional	Subscription received	Other		Total
		Common Stock		Paid-in		Comprehensive		Stockholders’
	Note	Shares	Amount	Capital		Loss	Deficit	Equity
			$	$	$	$	$	$
Balance December 31, 2014		25,815,273	25,815	6,697,680	-	(17,624)	(6,062,422)	643,449
Subscription received		-	-	-	25,000	-	-	25,000
Stock based compensation		-	-	474,463	-	-	-	474,463
Share issuance for cash		1,590,957	1,591	256,572	-	-	-	258,163
Shares issuance for services and prepayment		498,801	499	107,445	-	-	-	107,944
Share issuance for debt settlement		310,318	310	50,354	-	-	-	50,664
Foreign currency translation adjustment		-	-	-	-	5,753	-	5,753
Net loss for the year		-	-	-	-	-	(1,613,130)	(1,613,130)
Balance, December 31, 2015		28,215,349	28,215	7,586,514	25,000	(11,871)	(7,675,552)	(47,694)
Stock based compensation		-	-	14,990	-	-	-	14,990
Share issuance for cash	6	588,240	588	71,896	-	-	-	72,484
Shares issuance for services	6	200,000	200	36,850	-	-	-	37,050
Share issuance for option exercise	6	55,556	56	4,944	-	-	-	5,000
Foreign currency translation adjustment		-	-	-	-	(12,234)	-	(12,234)
Net loss for the period		-	-	-	-	-	(189,674)	(189,674)
Balance, March 31, 2016		29,059,145	29,059	7,715,194	25,000	(24,105)	(7,865,226)	(120,078)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the three-month period ended March 31, 2016
(Expressed in U.S. dollars)

1.	Nature and continuance of operations

IGEN Networks Corp., (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. IGEN is in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries through its operating subsidiary, Nimbo, LLC.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $7,865,226 as at March 31, 2016.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basic of presentation and consolidation
These condensed consolidated interim financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc (incorporated in Canada) and Nimbo LLC (incorporated in USA).

All intercompany transactions and balances have been eliminated. These condensed consolidated interim financial statements are presented in accordance with accounting principles generally accepted in the United States, expressed in US dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized in the following:

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

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Three Months ended March 31, 2016
(Unaudited - Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (Continued)

d)    Financial instruments (continued)
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

Property, plant and equipment are reviewed for impairment whenever events or changes in the circumstances indicate that the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows are less than the carrying value of the asset, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset during the year the impairment occurs. Subsequent expenditure relating to an item of office equipment is capitalized when it is probable that future economic benefits from the use of the assets will be increased.

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

Assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Three Months ended March 31, 2016
(Unaudited - Expressed in U.S. dollars)

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
Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis.  Inventories as at March 31, 2016 and December 31, 2015 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2015 and three months ended March 31, 2016.

k)	Deferred revenue
As at March 31, 2016, and December 31, 2015, the Company had deferred revenues of $53,825 and $56,800 respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

l)      Changes in accounting policies and recent accounting pronouncements
The Company has not adopted new accounting policies since it most recent year ended December 31, 2015.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Three Months ended March 31, 2016
(Unaudited - Expressed in U.S. dollars)

3.	Investment in an associates and Investment

Investment in an associate
As at March 31, 2016 and December 31, 2014 and 2015, the Company held approximately 30% of all the outstanding shares of Gogiro Internet Group (“Gogiro”), a private Canadian Company. The Company accounts for its investments in Gogiro with equity method. Consequently, the Company has included Gogiro’s income (losses) in the Company’s condensed consolidated interim financial statements in accordance to the percentage ownership during three months ended March 31, 2015. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro.

As at December 31, 2015 and March 31, 2016, the Company reviewed the recoverability of the investment in Gogiro and concluded that the investment was fully impaired. As a result, the Company recorded impairment charges of $227,957 for the year ended December 31, 2015 and fully provided for its investment in Gogiro.

Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during fiscal 2014 December 31, 2014 (30.44%)	-	(14,263)
Balance, December 31, 2014	2,478,080	227,075
Share of Gogiro’s income during nine months ended December 31, 2015 (30.37%)	-	882
Impairment on investment		(227,957)
December 31, 2015 and March 31, 2016	2,478,080	-

4.             Equipment

		Accumulated	Effect of	Net book Value
	Cost	Amortization	foreign exchange	3/31/2016	12/31/2015
Office equipment	$1,603	$997	$-	$606	$638
Computer	51,375	38,649	(117)	12,609	14,626
Software	6,012	4,134		1,878	2,379
TOTAL	$58,999	$43,780	$(117)	$15,093	$17,643

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Three Months ended March 31, 2016
(Unaudited - Expressed in U.S. dollars)

5.            Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During three months ended March 31, 2016, the Company incurred $58,438 in management and consulting fees to two officers and a Company controlled by a director (three months ended March 31, 2015 - $34,230).

Balance with related parties
As at December 31, 2015, the Company has an advance receivable of $30,700 from Gogiro, a company of which IGEN has significant influence (Note 4). This advance receivable is unsecure, due on demand, and has an interest of 5% per annum. As at December 31, 2015, the Company fully provided this advance receivable due to uncertainty of collectability and recorded a bad debt expenditure of $30,700 for the year ended December 31, 2015.

As at December 31, 2015, the Company had a trade receivable of $143,425 with Gogiro. As at December 31, 2015, the Company fully provided these trade receivable due to uncertainty of collectability and recorded a bad debt expenditure of $155,490 for the year ended December 31, 2015.

As at March 31, 2016 the Company also had account payable of $64,584 (December 31, 2015 - $63,665) with directors and officers and a company controlled by a director.

As at March 31, 2016, the Company had a promissory note payable to a director with balance owing of $30,840 (December 31, 2015 - $29,000). This promissory note is unsecured, has an interest of 5% per annum and is due on October 30, 2016. An accrued interest of $762 was included in the Company’s accrued liabilities as at March 31, 2016.

6.            Stockholders' Equity

       a)  During fiscal 2015, the Company issued the following common shares:

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

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Three Months ended March 31, 2016
(Unaudited - Expressed in U.S. dollars)

6.            Stockholders' Equity (continued)

       b)  During three months ended March 31, 2016, the Company issued the following common shares:

• 55,556 shares for exercise of options at $0.09/share for total proceeds of $5,000
• 200,000 shares with the fair value of $37,050 in exchange for consulting services rendered by external consultants
• 588,240 units for cash proceed of $72,484 (CAD$ 100,000.80). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at CAD$ 0.34 (equivalent to $0.25)/share before March 29, 2018. These warrants are subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s shares is greater than CAD$0.60 for 20 consecutive trading days.

c)  Subscription received

As at December 31, 2015 and March 31, 2016, the Company received subscription of $25,000 for unit issuance at $0.17/unit. Each unit includes one common share and one share purchase warrant, enabling the holder to purchase one additional common share of the Company at a price of $0.35 for a period expiring 2 years from their date of issuance. As of the date of this report, the Company has not issued units for this subscription.

d)  Common share purchase warrants:

Continuity of the Company’s share purchase warrant is as follows:

December 31, 2015	exercise price	expiry date	Issuance	March 31, 2016
147,059	$0.40	30-Sep-16	-	147,059
66,666	$0.28	22-Apr-17	-	66,666
600,000	$0.28	15-May-17	-	600,000
18,000	$0.26	13-Aug-17	-	18,000
294,118	$0.35	17-Dec-17	-	294,118
-	$0.25	29-Mar-18	588,240	588,240
1,125,843			588,240	1,714,083

The number of outstanding warrants as at March 31, 2016 was 1,714,083. As at March 31, 2016, the weighted average exercise price and weight average remaining life of the warrants was $0.29/share (2015/12/31 -$0.32/share) and 1.47 years (2015/12/31 – 1.45 years).

e)  Stock Options

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Number of Options	Weighted average exercise price $
Options outstanding, December 31, 2014	1,640,556	0.12
Options exercised	100,000	0.09
Options granted	2,540,000	0.19
Options outstanding, December 31, 2015	4,080,556	0.16
Options exercised	55,556	0.09
Options cancelled	250,000	0.18
Options outstanding, March 31, 2016	3,775,000	0.16

Number of options exercisable as March 31, 2016 was 3,580,556. The weighted average remaining life is 3.72 year

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
For the Year ended December 31, 2015
(Expressed in U.S. dollars)

6.            Stockholders' Equity – Continued

e)  Stock Options (continued)

The fair values of stock options granted are amortized over the vesting period where applicable. During three months ended March 31, 2016, the Company recorded $14,990 (Three months ended March 31, 2015 - $19,255) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	2016	2015
Expected dividend yield	0%	0%
Volatility	200%	200%
Risk free interest rate	1.52%	1.52%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

7.            Derivative liabilities

Derivate liabilities consist of warrants that were originally issued in private placements and stock options granted that have exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency (United States dollars). Therefore these warrants and stock options cannot be considered to be indexed to the Company’s own stock. Accordingly the fair values of the warrants and stock options must be accounted for as derivative liabilities with changes in fair value recorded in the consolidated statement of operations.  The fair value of these warrants and options as at March 31, 2016 was $44,531 (2015/12/31 - $33,982). The fair values of warrants and stock options as at December 31, 2015 were determined using the Binomial option pricing model the following assumptions: risk free interest rate of 0.86%-1.54%, expected life of 1.37-5.00 years, volatility of 103.19%-176.96% and expected dividend of 0%. The fair values of warrants and stock options as at March 31, 2016 were determined using the Binomial option pricing model the following assumptions: risk free interest rate of 0.59% to 0.73%, expected life of 1.37-4.25 years, volatility of 88.19%-111.10% and expected dividend of 0%.
January 1, 2015	$-
Issuance of warrants	28,267
Stock options granted	5,715
December 31, 2015	$3,982
Changes of fair value	10,549
March 31, 2016	$44,531

8.            Note payable

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
The promissory note was accredited up to $89,074 on March 31, 2016 (2015/12/31 -$87,238). Including in the Company’s accrued liabilities, there was an interest payable of $7,122 as at (2015/12/31 - $5,938) in connection with this outstanding promissory note.
As at March 31, 2016, the Company also had a promissory note payable of $30,840 owing to a director of the Company (Note 5).

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

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at December 31, 2015, the Company had a working capital deficiency of $596,148 (December 31, 2015 – working capital deficiency of $536,863). The Company intends to have more equity financing, long term debt financing, share for debt settlement in order to eliminate the working capital deficiency and to the operations of the Company.

10.          Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

Three months ended March 31,	2016	2015
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Shares issued for services	37,050	-

11.          Subsequent events

On May 4 2016, the Company issued 250,000 units for gross proceeds of CAD 30,000. Each unit is comprised of one common share and one share purchase warrant. Each warrant can be exercised into one common share at CAD 0.19/share within two years from issuance.

On May 6, 2016, the Company cancelled 50,000 common shares that were issued to a consultant during three months ended March 31, 2016 for services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three-month period ended March 31, 2016.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the three-month period ended March 31, 2016 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the first quarter of 2016 the Company continued to focus on executing its business plan of growing revenue in the companies it owns or in which it is invested, developing new revenue streams, pursuing increased investment and acquisitions in targeted technologies and technology companies, and raising required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of March 31, 2016 the Company’s current assets were $230,952, an increase of $55,408 over the previous quarter, due primarily to increases in cash and inventories.  Accounts receivable, consisting primarily of monies owed to Nimbo by its customers for products and services, dropped marginally over the quarter to $41,203, and represent only 18% of the company’s consolidated current assets.

Current liabilities increased by $114,693 (16%) over the quarter, primarily due to increases in accounts payables for inventory.  Accounts payable remains 64% of the Company’s current liabilities, and are primarily monies owed for hardware and the provision of wireless services.

The Company finished the third quarter with a working capital deficiency of ($596,148), an increase of 10% over the quarter. Adequate working capital remains a core requirement necessary for growth and profitability of the Company’s current assets, and to permit further acquisitions.  The Company continues to try to improve its working capital position through ongoing equity and debt financing.

Total Assets and Liabilities, Net Assets

The 1st quarter saw a net increase in total assets of $52,858, or 8%, over the previous quarter, commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

In similar fashion total liabilities saw increases over the three month period that were primarily the increases in current liabilities previously discussed.  Changes in noncurrent liabilities were only $10,549 in derivative liabilities associated with the issuance of warrants in foreign currency.

The above resulted in net assets of ($120,078), a decrease over the quarter of ($72,384).

As of the date these financial statements were issued the Company believes it has access to adequate working capital and projected net revenues to maintain existing operations for approximately three months without requiring additional funding.  The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested.  It is anticipated the Company will continue to raise additional capital through private placements and debt financing in the both the near and medium term.

Results of Operations

Revenues and Net Income (Loss)

Revenues

The company had first quarter revenues of $274,007, an increase of 35% over the similar period in 2015.  Hardware sales increased 14%, but the majority of the growth was in services which increased by 73%.

Costs of goods sold for the first quarter were up 14% over the similar period in 2015.

Gross profit for the third quarter was $140,293, with a gross margin of 51%, reflecting the higher percentage of high margin service service revenues booked during the quarter.  This was a 130% increase in gross profits over the similar period in 2015, when reported margins were 34%.

The Company continues to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to try to maximize overall margins.  However it is anticipated that an increased percentage of hardware sales over the next few quarters could have the effect of reducing margin percentages

Expenses

Expenses for Q1 2016 totaled $318,074, an increase of $75,890, over Q1 in 2015.  The majority of this was due to increases in consulting, management and salary costs.  Consulting fees, which were primarily fees paid for investor relations and marketing programs, increased significantly, however 56% of these fees ($33,050) were non-cash stock based compensation.  Total non-cash stock based compensation expenses for the quarter amounted to $50,040.

Net Income (Loss)

The Company had a Q1 2016 net loss of ($189,674), compared with ($178,599) in Q1 2015, an increase of 6%.  As previously discussed, this includes accounting for $50,040 in non-cash stock-based compensation.

The Company continues to invest in personnel and programs as necessary to drive revenue growth and increased gross profit, and to enable the Company to to track toward profitability.

Cash Flows

The company saw a net increase of $49,864 in cash over the quarter.   The company used net cash of only $25,087 in its operating activities over the period, offset by $77,484 raised via private placements.  Cash at the end of the period was  $83,454.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016.   The conclusions of the Company’s principal executives was that the controls and procedures in place are adequately effective such that the information required to be disclosed in our SEC, BCSC, and OSC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC, BCSC, and OSC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1. Legal Proceedings

During the three months covered by this report the Company is was not party to any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item, however for a discussion of risk factors affecting the Company please refer to the Cautionary Note Regarding Forward-looking Statements included in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months covered by this report and ended March 31, 2016 the following securities were sold or issued:

•	55,556 shares for exercise of options at $0.09/share for total proceeds of $5,000
•	200,000 shares with the fair value of $37,050 in exchange for consulting services rendered by external consultants
•
588,240 units for cash proceed of $72,484 (CAD$ 100,000.80). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at CAD$ 0.34 (equivalent to $0.25)/share before March 29, 2018. These warrants are subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s shares is greater than CAD$0.60 for 20 consecutive trading days.

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

IGEN Networks Corp

May 23, 2016	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

May 23, 2016	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer