Form 10-Q
period 2016-06-30
IGEN NETWORKS CORP
filed 2016-08-19
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 – 1185 West Georgia Street, Vancouver, BC, Canada, V6E 4E6
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

The number of shares of the registrant's common stock issued and outstanding as of August 19, 2016 is 29,807,935.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the six month period ended June 30, 2016 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements
For the six months ended June 30, 2016
(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.
Condensed Consolidated Interim Balance Sheet
(Unaudited - Expressed in U.S. dollars)

	Note	June 30, 2016	December 31, 2015
		$	$
Assets
Current
Cash		33,968	33,590
Accounts receivable	5	22,200	45,182
GST receivable		13,251	5,661
Inventories	2(j)	59,077	29,643
Prepaid expenses		32,004	61,468

		160,500	175,544

Equipment	4	12,502	17,643
Goodwill		505,508	505,508
Total Assets		678,510	698,695

Liabilities and Shareholders' Equity
Current
Accounts payable	5	553,414	461,008
Accrued liabilities		98,289	78,361
Deferred revenue	2(k)	55,500	56,800
Derivative liabilities - convertible debentures	10	20,104	-
Debt portion of convertible debentures	10	38,663	-
Notes payable	8	121,814	116,238
		887,784	712,407
Non-current
Derivative liabilities - options and warrants		29,269	33,982
Total liabilities		917,053	746,389

Shareholders’ Equity
Capital Stock:
Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -29,807,935 and 28,215,349 respectively	6	29,808	28,215
Additional paid-in capital	6	7,809,083	7,586,514
Subscription received		25,000	25,000.0
Accumulated other comprehensive loss		(25,405)	(11,871)
Deficit accumulated		(8,077,029)	(7,675,552)
Shareholders' Equity		(238,543)	(47,694)
Total Liabilities and Shareholders' Equity		678,510	698,695

Approved on Behalf of the Board

"Neil Chan"	Director

"Richard Freeman"	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Operations
(Unaudited - Expressed in U.S. dollars)

		Three months ended June 30,		Six months ended June 30,
	Note	2016	2015	2016	2015
		$	$	$	$
Revenue
Sales, hardware		150,080	261,552	327,363	413,734
Sales, services		28,007	27,513	124,731	53,880
Revenue, total		178,087	289,065	452,094	467,614
Cost of goods sold		100,312	186,090	234,026	303,639

Gross profit		77,775	102,975	218,068	163,975
Expenses
Advertising and selling expenses		7,414	9,488	22,191	19,417
Consulting and business development fees		47,072	99,241	106,255	118,891
Depreciation		2,588	4,292	5,171	8,720
General and administrative		32,777	31,929	65,942	70,761
Interest expense		18,151	6,280	30,965	10,336
Management fees		82,680	420	141,118	15,000
Professional fees		5,987	246	6,851	22,434
Salaries		73,656	69,700	173,979	150,672
Stock-based compensation	6	5,100	14,103	20,090	33,358
Transfer agent & filing fees		15,256	22,872	18,953	34,485
Travel and accommodation		11,767	2,895	29,007	19,576
Total		302,448	261,466	620,522	503,650
Loss before the others:		(224,673)	(158,491)	(402,454)	(339,675)
Accretion		(1,900)	(1,670)	(3,736)	(3,267)
Change in derivative liabilities		14,770	-	4,713	-
Share of income (losses) from investment in an associate		-	1,941	-	6,123
Net loss		(211,803)	(158,220)	(401,477)	(336,819)
Other comprehensive Loss:
Net loss for the period		(211,803)	(158,220)	(401,477)	(336,819)
Foreign currency translation adjustment		(1,300)	(2,994)	(13,534)	9,353
Total comprehensive loss		(213,103)	(161,214)	(415,011)	(327,466)
Net Loss per share, basic and diluted		(0.01)	(0.01)	(0.01)	(0.01)
Weighted Average Number of Common Shares Outstanding		29,313,949	26,685,461	28,891,384	26,256,134

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Cash Flow
(Unaudited - Expressed in U.S. dollars)

Six months ended June 30,	2016	2015
Cash Flows from Operating Activities	$	$
Net loss	(401,477)	(336,819)
Items not affecting cash:
Accretion	3,736	3,267
Change in derivative liabilities	(4,713)	-
Depreciation	5,171	8,720
Share of (income) losses from investment in an associate	-	(6,123)
Accrued interest	4,680	-
Share issued for services	64,550	10,000
Stock-based compensation	20,090	33,358
Other, including net changes in other non-cash balances:
Accounts receivable	22,982	35,856
GST receivable	(7,590)	(4,627)
Inventory	(29,434)	(18,801)
Prepaid and deposit	-	5,815
Accounts payable, accrued liabilities, accrued interest, and deferred revenue	131,884	29,468
Net cash used in operating activities	(190,121)	(239,886)

Cash Flows from Financing Activities
Proceeds from convertible debentures	54,087	-
Proceeds from share subscription received	-	-
Proceeds from share issuance-option exercise	5,000	-
Proceeds from issuance of units, private placement	134,522	208,163
	193,609	208,163
Effect of exchange rate on cash	(3,110)	(1,371)

Net increase (decrease) in cash	378	(33,094)
Cash, beginning of period	33,590	56,347
Cash, end of period	33,968	23,253

See Note 11 for supplemental information to this statement of cash flow.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Stockholders' Equity (Deficit)
(Unaudited - Expressed in U.S. dollars)

						Accumulated
				Additional		Other		Total
		Common Stock		Paid-in	Subscription	Comprehensive		Stockholders’
	Note	Shares	Amount	Capital	received	Loss	Deficit	Equity
			$	$	$	$	$	$
Balance December 31, 2014		25,815,273	25,815	6,697,680	-	(17,624)	(6,062,422)	643,449
Subscription received		-	-	-	25,000	-	-	25,000
Stock based compensation		-	-	474,463	-	-	-	474,463
Share issuance for cash		1,590,957	1,591	256,572	-	-	-	258,163
Shares issuance for services and prepayment		498,801	499	107,445	-	-	-	107,944
Share issuance for debt settlement		310,318	310	50,354	-	-	-	50,664
Foreign currency translation adjustment		-	-	-	-	5,753	-	5,753
Net loss for the year		-	-	-	-	-	(1,613,130)	(1,613,130)
Balance, December 31, 2015		28,215,349	28,215	7,586,514	25,000	(11,871)	(7,675,552)	(47,694)
Stock based compensation		-	-	20,090	-	-	-	20,090
Share issuance for cash	6	1,150,740	1,151	133,371	-	-	-	134,522
Shares issuance for services	6	386,290	386	64,164	-	-	-	64,550
Share issuance for option exercise	6	55,556	56	4,944	-	-	-	5,000
Foreign currency translation adjustment		-	-	-	-	(13,534)	-	(13,534)
Net loss for the period		-	-	-	-	-	(401,477)	(401,477)
Balance, June 30, 2016		29,807,935	29,808	7,809,083	25,000	(25,405)	(8,077,029)	(238,543)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Six Months ended June 30, 2016
(Unaudited - Expressed in U.S. dollars)

1.	Nature and continuance of operations

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. IGEN’s is in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries through its operating subsidiary, Nimbo, LLC.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $8,077,029 as at June 30, 2016.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Six Months ended June 30, 2016
(Unaudited - Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (Continued)

c)    Loss per share (continued)

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

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Six Months ended June 30, 2016
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

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Six Months ended June 30, 2016
(Unaudited - Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at June 30, 2016 and December 31, 2015 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2015 and six months ended June 30, 2016.

k)	Deferred revenue

As at June 30, 2016, and December 31, 2015, the Company had deferred revenues of $55,500 and $56,800 respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

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

3.	Investment in an associates and Investment

Investment in an associate
As at June 30, 2016 and December 31, 2014 and 2015, the Company held approximately 30% of all the outstanding shares of Gogiro Internet Group (“Gogiro”), a private Canadian Company. The Company accounts for its investments in Gogiro with equity method. Consequently the Company has included Gogiro’s income (losses) in the Company’s condensed consolidated interim financial statements in accordance to the percentage ownership during three months ended March 31, 2015. In addition, gains and losses resulting from 'upstream' and 'downstream' transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors' interests in Gogiro.

As at December 31, 2015 and June 30, 2016, the Company reviewed the recoverability of the investment in Gogiro and concluded that the investment was fully impaired. As a result, the Company recorded impairment charges of $227,957 for the year ended December 31, 2015 and fully provided for its investment in Gogiro.

Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during fiscal 2014 December 31, 2014 (30.44%)	-	(14,263)
Balance, December 31, 2014	2,478,080	227,075
Share of Gogiro’s income during nine months ended December 31, 2015 (30.37%)	-	882
Impairment on investment		(227,957)
December 31, 2015 and June 30, 2016	2,478,080	-

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Six Months ended June 30, 2016
(Unaudited - Expressed in U.S. dollars)

4.     Equipment

		Accumulated	Effect of	Net book Value
	Cost	Amortization	foreign exchange	6/30/2016	12/31/2015
Office equipment	$1,603	$1,029	$-	$574	$638
Computer	51,375	40,683	(141)	10,551	14,626
Software	6,012	4,635		1,377	2,379
TOTAL	$58,990	$46,347	$(141)	$12,502	$17,643

5.     Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During six months ended June 30, 2016, the Company incurred $141,118 in management and consulting fees to two officers and a Company controlled by a director (six months ended June 30, 2015 - $68,460).

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

As at June 30, 2016 the Company also had account payable of $119,680 (December 31, 2015 - $63,665) with directors and officers and a company controlled by a director.

As at June 30, 2016, the Company had a promissory note payable to a director with balance owing of $30,840 (December 31, 2015 - $29,000). This promissory note is unsecured, has an interest of 5% per annum and is due on October 30, 2016. An accrued interest of $1,146 was included in the Company’s accrued liabilities as at June 30, 2016.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Six Months ended June 30, 2016
(Unaudited - Expressed in U.S. dollars)

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

b)    During six months ended June 30, 2016, the Company issued the following common shares:

•	55,556 shares for exercise of options at $0.09/share for total proceeds of $5,000
•	386,290 shares with the fair value of $64,550 in exchange for consulting services rendered by external consultants
•
588,240 units for cash proceed of $72,484 (CAD$100,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at CAD$0.34 (equivalent to $0.25)/share before March 29, 2018.

•
312,500 units for cash proceed of $38,634 (CAD$50,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.20/share before June 9, 2017.

•
250,000 units for cash proceed of $23,404 (CAD$30,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.15/share before May 4, 2018.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Six Months ended June 30, 2016
(Unaudited - Expressed in U.S. dollars)

6.     Stockholders' Equity (continued)

c)    Subscription received

As at December 31, 2015 and June 30, 2016, the Company received subscription of $25,000 for unit issuance at $0.17/unit. Each unit includes one common share and one share purchase warrant, enabling the holder to purchase one additional common share of the Company at a price of $0.35 for a period expiring 2 years from their date of issuance. As of the date of this report, the Company has not issued units for this subscription.

d)    Common share purchase warrants:

Continuity of the Company’s share purchase warrant is as follows:

December 31, 2015	exercise price	expiry date	Issuance	June 30, 2016
147,059	$0.40	30-Sep-16	-	147,059
66,666	$0.28	22-Apr-17	-	66,666
600,000	$0.28	14-May-17	-	600,000
18,000	$0.26	13-Aug-17	-	18,000
294,118	$0.35	11-Dec-17	-	294,118
-	$0.25	29-Mar-18	588,240	588,240
-	$0.20	9-Jun-17	312,500	312,500
-	$0.15	4-May-18	250,000	250,000
1,125,843			1,150,740	2,276,583

The number of outstanding warrants as at June 30, 2016 was 2,276,583. As at June 30, 2016, the weighted average exercise price and weight average remaining life of the warrants was $0.26/share (2015/12/31-$0.32/share) and 1.25 years (2015/12/31 – 1.45 years).

e)    Stock Options

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Number of Options	Weighted average exercise price
		$
Options outstanding, December 31, 2014	1,640,556	0.12
Options exercised	(100,000)	0.09
Options granted	2,540,000	0.19
Options outstanding, December 31, 2015	4,080,556	0.16
Options exercised	(55,556)	0.09
Options granted	200,000	0.14
Options cancelled/forfeited	(450,000)	0.18
Options outstanding, June 30, 2016	3,775,000	0.17

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
Six Months ended June 30, 2016
(Expressed in U.S. dollars)

6.     Stockholders' Equity – Continued

Number of options exercisable as June 30, 2016 was 3,325,000. The weighted average remaining life is 3.58 year.

The fair values of stock options granted are amortized over the vesting period where applicable. During six months ended June 30, 2016, the Company recorded $20,090 (six months ended June 30, 2015 - $33,358) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	2016	2015
Expected dividend yield	0%	0%
Volatility	200%	200%
Risk free interest rate	1.52%	1.52%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

7.     Derivative liabilities – options and warrants

Derivate liabilities consist of warrants that were originally issued in private placements and stock options granted that have exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency (United States dollars). Therefore these warrants and stock options cannot be considered to be indexed to the Company’s own stock. Accordingly the fair values of the warrants and stock options must be accounted for as derivative liabilities with changes in fair value recorded in the consolidated statement of operations.  The fair value of these warrants and options as at June 30, 2016 was $29,269 (2015/12/31 - $33,982). The fair values of warrants and stock options as at December 31, 2015 were determined using the Binomial option pricing model the following assumptions: risk free interest rate of 0.86%-1.54%, expected life of 1.37-5.00 years, volatility of 103.19%-176.96% and expected dividend of 0%. The fair values of warrants and stock options as at June 30, 2016 were determined using the Binomial option pricing model the following assumptions: risk free interest rate of 0.59% to 0.73%, expected life of 1.37-4.25 years, volatility of 88.19%-111.10% and expected dividend of 0%.

January 1, 2015	$-
Issuance of warrants	28,267
Stock options granted	5,715
December 31, 2015	$33,982
Changes of fair value	(4,713)
June 30, 2016	$29,269

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
Six Months ended June 30, 2016
(Expressed in U.S. dollars)

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

The promissory note was accredited up to $90,974 on June 30, 2016 (2015/12/31 -$87,238). Including in the Company’s accrued liabilities, there was an interest payable of $8,349 as at (2015/12/31 - $5,938) in connection with this outstanding promissory note.

As at June 30, 2016, the Company also had a promissory note payable of $30,840 owing to a director of the Company (Note 5).

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

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at June 30, 2016, the Company had a working capital deficiency of $727,284 (December 31, 2015 – working capital deficiency of $536,863). The Company intends to have more equity financing, long term debt financing, share for debt settlement in order to eliminate the working capital deficiency and to the operations of the Company.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
Six Months ended June 30, 2016
(Expressed in U.S. dollars)

10.   Convertible debenture and derivative liabilities

On June 1, 2016, the Company issued two convertible debentures (“CDs”) in the principal of CAD$50,000 ($38,634) and CAD$20,000 ($15,453) respectively. The CD with the principal of CAD$50,000 (“CD#1) and the CD with the principal of CAD$20,000 (“CD#2”) were agreed to mature on four month anniversary of the closing date of June 8, 2016 (i.e. October 8, 2016).  These CDs are non-secured, carry interest of 15% per annum payable monthly or at term. Subject to the approval of the holder of the CDs, IGEN may convert any of all of the principal and/or interest at any time following the 4 month anniversary of the issuance date of the CDs into common shares of IGEN at a price per share equal to a 20% discount to the fair market value of IGEN’s common share.

As the CDs are denominated in Canadian dollars (a currency different from the functional currency of the Company) and the exercise prices are not fixed (a 20% discount to the fair market value of IGEN’s common share), a derivative is recognized as a liability. The derivative liability is recorded at fair value and re-measured each period with the movement being recorded as a gain or loss in consolidated income (loss).  The CDs are classified as a liability, less the portion relating to the derivative feature. During the period ended June 30, 2016, the Company recorded derivative liabilities of $20,104 and convertible notes of $38,663. The fair value of derivative liabilities was established by using the valuation technique, the Binomial option pricing model. Assumptions used in the option pricing model were as follows: average risk free interest rate – 0.22%; expected life – 0.35 year; expected volatility – 52%%; and expected dividends – nil.

The Company records accretion expense over the term of the convertible notes up to their principal when these CDs come due.  During the period ended June 30, 2016, accretion expenses of $4,680 (2015 - $nil) was recorded. Interest expense on the CDs is composed of the interest calculated on the face value of the CDs at 15% per annum which amounted to $672 during the period ended June 30, 2016 (2015 - $nil).

11.   Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

Six months ended June 30,	2016	2015
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Shares issued for services	64,550	-

12.   Contingency

On Mar 9 2016 a complaint for damages was filed in the Superior Court of the State of California, County of Riverside, Southwest District-Murietta, against Nimbo LLC, a wholly owned subsidiary of the Company, by Global Tracking Products Inc.  Notice of the suit was served on April 11, 2016.  The plaintiff was suing for $145,477.32, which was accrued in accounts payable on the consolidated statement of balance sheet of the Company as at June 30, 2016, in monies owed by Nimbo LLC to the plaintiff.  Subsequent to being served, Nimbo negotiated and signed an out of court settlement agreement with the plaintiff on July 19, 2016, and a stipulation for entry of judgement was filed in the same court previously referenced on July 22, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the six-month period ended June 30, 2016.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the six-month period ended June 30, 2016 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the second quarter of 2016 the Company continued to focus on initiatives to grow revenue, expand the customer base, and develop new revenue streams for its wholly owned subsidiary Nimbo LLC.  The company also continued to pursue strategic merger and acquisition activities with targeted technologies and technology companies, and raising required capital.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2016 the Company’s current assets were down marginally over the 6 month period (-$15,044).  Inventory levels doubled to $59,077 but this was offset by decreases in accounts receivable and pre-paid expenses.  Accounts receivable, consisting primarily of monies owed to Nimbo by its customers for products and services, continued to drop and now represent only 14% of the company’s consolidated current assets.

Current liabilities increased by 25% over the quarter to $887,784.  An increase in accounts payable, primarily for hardware and the provision of wireless services, represented over half this increase.  A further third was due to new convertible debt and its associated derivative liabilities.

The Company finished the third quarter with a working capital deficiency of ($727,284), an increase of 35% over the six-month period. The Company intends to improve its working capital position through ongoing equity and debt financing and focusing on achieving a positive cash flow.

Total Assets and Liabilities, Net Assets

The six-month period saw a marginal net decrease in total assets of $20,185. commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

In similar fashion total liabilities saw increases over the six month period that were primarily the increases in current liabilities previously discussed, as changes in noncurrent liabilities were negligible.

The above resulted in net assets of ($238,543), a decrease over six months of ($190,849)

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

The company had second quarter revenues of $178,087, down from $274,007 in the first quarter, and down from $289,065 reported over the similar period in 2015.   Revenue for the six month period was $452,094, down marginally from $467,614 reported for the similar period in 2015.

Gross profit for the second quarter was $77,775, which was down from both the previous quarter and the similar quarter in 2015, though a gross margin of 44% remains healthy.  For the six-month period however gross profits were up, being $218,068 at margins of 48%, compared with $163,975 at margins of 35% for the similar period in 2015.  This represents a growth in gross profits of 33% over the previous year.

Revenue results for the second quarter and the six-month period were somewhat disappointing primarily due to challenges experienced introducing a third-party hardware device over the first and second quarters.  Device hardware configuration and firmware issues caused delays in the Company’s ability to ship, impacted profitability, and in some case incurred irrecoverable loss of business.  The Company was able to resolve issues, and did achieve significant sales towards the end of the second quarter, but was not able to ship and recognize revenue for these sales until the beginning of Q3.

The Company continues to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to try to both grow sales and maximize overall margins. It is anticipated that an increased percentage of hardware sales will have the effect of both increasing revenue while continuing to reduce blended margin percentages somewhat. In late Q2 and early Q3 the company implemented a pricing model based on initial lower margin sales of services and hardware that is pre-loaded in automotive dealership lots, with follow-on high margin revenue generated by subsequent sell-through to end customers.   In June the Company announced its largest single revenue order through its Verizon channel as part of this new pricing model. Delivery of these and follow-on orders have begun in Q3.

Expenses

Expenses for Q2 2016 totaled $302,448, down a marginal 5% from the first quarter.  Over the six-month period an increase in expenses of 23% to $620,522  was due primarily to increases in salary costs and management fees (netted against decreases in consulting and professional fees and stock base compensation), and interest expense.

Net Income (Loss)

The Company had a Q2 2016 net loss of ($224,673), compared with ($177,781) in the previous quarter and ($158,491) in the similar quarter in 2015.  Similarly, a net loss of ($402,454) for the six-month period was greater than the ($339,675) net loss reported for the similar period in 2015.   Though the Company does anticipate that some quarterly net losses may continue to be necessary as the Company builds its business, delays in being able to ship new third party hardware devices were a significant factor in the increased losses incurred over the first half of the year.

The Company continues to invest in personnel and programs as necessary to drive revenue growth, increased gross profit, and to enable the Company to become cash flow positive.

Cash Flows

The company saw no significant increase or decrease in cash over the six-month period.   Net cash of $190,121 used in operating activities - significantly down from $239,886 used over the similar period in 2015 – was offset by $193,609 raised via private placements, option exercises and convertible debt.  Cash at the end of the period was $33,968.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s executives, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016.   The conclusions of the Company’s principal executives was that the controls and procedures in place are adequately effective such that the information required to be disclosed in our SEC, BCSC, and OSC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC, BCSC, and OSC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
OTHER INFORMATION

Item 1. Legal Proceedings

During the three months covered by this report the Company was party to the following legal proceeding:

On Mar 9 2016 a complaint for damages was filed in the Superior Court of the State of California, County of Riverside, Southwest District-Murietta, against Nimbo LLC, a wholly owned subsidiary of the Company, by Global Tracking Products Inc.  Notice of the suit was served on April 11, 2016.  The plaintiff was suing for $145,477.32, which was accrued in accounts payable on the consolidated statement of balance sheet of the Company as at June 30, 2016, in monies owed by Nimbo LLC to the plaintiff.  Subsequent to being served, Nimbo negotiated and signed an out of court settlement agreement with the plaintiff on July 19, 2016.  The agreement provided for the plaintiff to be permitted to file a UCC-1 as a secured creditor against assets of the Company enforceable in the event of breach.  A stipulation for entry of judgement was filed in the same court previously referenced on July 22 2016.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item, however for a discussion of risk factors affecting the Company please refer to the Cautionary Note Regarding Forward-looking Statements included in Part I Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months covered by this report and ended June 30, 2016 the following securities were sold or issued:

•	55,556 shares for exercise of options at $0.09/share for total proceeds of $5,000
•	386,290 shares with the fair value of $64,550 in exchange for consulting services rendered by external consultants
•
588,240 units for cash proceed of $72,484 (CAD$100,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at CAD$0.34 (equivalent to $0.25)/share before March 29, 2018.

•
312,500 units for cash proceed of $38,634 (CAD$50,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.20/share before June 9, 2017.

•
250,000 units for cash proceed of $23,404 (CAD$30,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.15/share before May 4, 2018.

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

IGEN Networks Corp

August 19, 2016	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

August 19, 2016	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer