Form 10-Q
period 2016-09-30
IGEN NETWORKS CORP
filed 2016-11-14
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  September 30, 2016.

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

1-888-244-3650 (Registrant’s telephone number including area code)

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

The number of shares of the registrant’s common stock issued and outstanding as of November 11, 2016 is 30,845,958.

Part I
FINANCIAL INFORMATION

Item 1.  Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the nine month period ended September 30, 2016 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements
For the six months ended September 30, 2016
(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.
Condensed Consolidated Interim Balance Sheet
(Unaudited - Expressed in U.S. dollars)

		September 30	December 31
	Note	2016	2015
		$	$
Assets
Current
Cash		51,992	33,590
Accounts receivable	5	204,454	45,182
GST receivable		7,766	5,661
Inventories	2(j)	29,747	29,643
Prepaid expenses		32,024	61,468
		325,983	175,544

Equipment	4	9,946	17,643
Goodwill		505,508	505,508
Total Assets		841,437	698,695
Liabilities and Shareholders’ Equity
Current
Accounts payable	5	677,790	461,008
Accrued liabilities		104,523	78,361
Deferred revenue	2(k)	133,833	56,800
Derivative liabilities - convertible debentures	10	20,104	-
Debt portion of convertible debentures	10	38,663	-
Notes payable	8	113,451	116,238
		1,088,364	712,407
Non-current
Deferred revenue	2(k)	89,222	-
Derivative liabilities - options and warrants		19,569	33,982
Total liabilities		1,197,155	746,389

Shareholders’ Equity
Capital Stock:
Authorized - 375,000,000 common shares with $0.001 par value Issued and outstanding -29,807,935 and 28,215,349 respectively	6	29,808	28,215
Additional paid-in capital	6	7,813,583	7,586,514
Subscription received		60,277	25,000
Accumulated other comprehensive loss		(32,667)	(11,871)
Deficit accumulated		(8,226,719)	(7,675,552)
Shareholders’ Equity		(355,718)	(47,694)
Total Liabilities and Shareholders’ Equity		841,437	698,695

Approved on Behalf of the Board

“Neil Chan”	Director

“Richard Freeman”	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Operations
(Unaudited - Expressed in U.S. dollars)

		Three months ended		Nine months ended
		September 30		September 30
	Note	2016	2015	2016	2015
		$	$	$	$
Revenue
Sales, hardware		365,083	309,433	692,446	723,167
Sales, services		11,393	28,300	136,124	82,180
Revenue, total		376,476	337,733	828,570	805,347
Cost of goods sold		289,679	216,050	523,705	519,689
Gross profit		86,797	121,683	304,865	285,658
Expenses
Advertising and selling expenses		28,678	2,709	50,869	22,126
Consulting and business development fees		37,901	65,147	144,156	184,038
Depreciation		2,556	4,446	7,727	13,166
General and administrative		39,265	79,195	160,018	226,451
Interest expense		18,216	7,602	49,181	17,938
Management fees		32,606	57,188	173,724	72,188
Salaries		80,565	93,655	254,544	244,327
Stock-based compensation	6	4,500	415,600	24,590	448,958

Total		244,287	725,542	864,809	1,229,192
Loss before other:		(157,490)	(603,859)	(559,944)	(943,534)
Accretion		(1,900)	(1,748)	(5,636)	(5,015)
Change in derivative liabilities		9,700	-	14,413	-
Share of income from investment in associate		-	4,320	-	10,443
Net loss		(149,690)	(601,287)	(551,167)	(938,106)
Other comprehensive Loss:
Net loss for the period		(149,690)	(601,287)	(551,167)	(938,106)
Foreign currency translation adjustment		(7,262)	(22,261)	(20,796)	(9,914)
Total comprehensive loss		(156,952)	(623,548)	(571,963)	(948,020)
Net Loss per share, basic and diluted		(0.01)	(0.02)	(0.02)	(0.04)
Weighted Average Number of Common Shares Outstanding		29,807,935	28,039,119	29,197,519	26,672,793

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Cash Flow
(Unaudited - Expressed in U.S. dollars)

Nine months ended September 30,	2016	2015
	$	$
Cash Flows from Operating Activities
Net loss	(551,167)	(938,106)
Items not affecting cash:
Accretion	5,636	5,015
Change in derivative liabilities	(14,413)	-
Depreciation	7,727	13,166
Share of (income) losses from investment in an associate	-	(10,443)
Accrued interest convertible debenture	4,680	-
Share issued for services	64,550	58,960
Stock-based compensation	24,590	448,958
	(458,397)	(422,450)
Other, including net changes in other non-cash balances:
Accounts receivable	(159,272)	1,325
GST receivable	(2,105)	(440)
Inventory	(104)	(44,515)
Prepaid and deposit	-	5,972
Deferred revenue	166,255	11,008
Accounts payable, accrued liabilities and accrued interest	263,774	242,590
Net cash used in operating activities	(189,849)	(206,510)
Cash Flows from Investing Activities
Acquisition of equipment	-	(2,592)
	-	(2,592)
Cash Flows from Financing Activities
Proceeds from convertible debentures	54,087	-
Payment on note payable	(8,846)	-
Proceeds from share subscription received	35,277	-
Proceeds from share issuance-option exercise	5,000	-
Proceeds from issuance of units, private placement	134,522	208,163
	220,040	208,163
Effect of exchange rate on cash	(11,789)	(1,585)

Net increase (decrease) in cash	18,402	(2,524)
Cash, beginning of period	33,590	56,347
Cash, end of period	51,992	53,823

See Note 11 for supplemental information to this statement of cash flow.

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in U.S. dollars)

						Accumulated
				Additional		Other		Total
		Common Stock		Paid-in	Subscription	Comprehensive		Stockholders’
	Note	Shares	Amount	Capital	received	Loss	Deficit	Equity
			$	$	$	$	$	$
Balance December 31, 2014		25,815,273	25,815	6,697,680	-	(17,624)	(6,062,422)	643,449
Subscription received		-	-	-	25,000	-	-	25,000
Stock based compensation		-	-	474,463	-	-	-	474,463
Share issuance for cash		1,590,957	1,591	256,572	-	-	-	258,163
Shares issuance for services and prepayment		498,801	499	107,445	-	-	-	107,944
Share issuance for debt settlement		310,318	310	50,354	-	-	-	50,664
Foreign currency translation adjustment		-	-	-	-	5,753	-	5,753
Net loss for the year		-	-	-	-	-	(1,613,130)	(1,613,130)
Balance, December 31, 2015		28,215,349	28,215	7,586,514	25,000	(11,871)	(7,675,552)	(47,694)
Stock based compensation		-	-	24,590	-	-	-	24,590
Share issuance for cash	6	1,150,740	1,151	133,371	-	-	-	134,522
Shares issuance for services	6	386,290	386	64,164	-	-	-	64,550
Share issuance for option exercise	6	55,556	56	4,944	-	-	-	5,000
Subscription received		-	-	-	35,277	-	-	35,277
Foreign currency translation adjustment		-	-	-	-	(20,796)	-	(20,796)
Net loss for the period		-	-	-	-	-	(551,167)	(551,167)
Balance, September 30, 2016		29,807,935	29,808	7,813,583	60,277	(32,667)	(8,226,719)	(355,718)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Nine Months ended September 30, 2016
(Unaudited - Expressed in U.S. dollars)

1.	Nature and continuance of operations

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. IGEN’s is in the business of providing vehicle tracking and recovery solutions to the automotive and power sport industries through its operating subsidiary, Nimbo, LLC.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception and had accumulated losses of $8,226,719 as at September 30, 2016.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basic of presentation and consolidation

These condensed consolidated interim financial statements and related notes include the records of IGEN Networks Corp., its wholly owned subsidiary, IGEN Business Solutions Inc (incorporated in Canada) and Nimbo LLC (incorporated in USA).

All intercompany transactions and balances have been eliminated. These condensed consolidated interim financial statements are presented in accordance with United States generally accepted accounting principles, expressed in US dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized as in the following:

b)	Use of estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred expenses, deferred revenue and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
Nine Months ended September 30, 2016
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
Nine Months ended September 30, 2016
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
Nine Months ended September 30, 2016
(Unaudited - Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-Out (FIFO) basis.  Inventories as at September 30, 2016 and December 31, 2015 were solely finished goods that can be resold. There was no provision for inventory recorded during the year ended December 31, 2015 and nine months ended September 30, 2016.

k)	Deferred revenue

As at September 30, 2016, and December 31, 2015, the Company had deferred revenues of $223,055 and $56,800 respectively. Annual service renewal fees are recorded as a component of deferred revenue in the balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period, which is generally one year.

l)     Changes in accounting policies and recent accounting pronouncements

The Company has not adopted any new accounting policies since it most recent year ended December 31, 2015.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Investment in an associate

As at September 30, 2016 and December 31, 2014 and 2015, the Company held approximately 30% of all the outstanding shares of Gogiro Internet Group (“Gogiro”), a private Canadian Company. The Company accounts for its investments in Gogiro with equity method. Consequently the Company has included Gogiro’s income (losses) in the Company’s condensed consolidated interim financial statements in accordance to the percentage ownership during three months ended March 31, 2015. In addition, gains and losses resulting from ‘upstream’ and ‘downstream’ transactions between IGEN and Gogiro are recognized in IGEN’s consolidated financial statements only to the extent of unrelated investors’ interests in Gogiro.

As at December 31, 2015 and September 30, 2016, the Company reviewed the recoverability of the investment in Gogiro and concluded that the investment was fully impaired. As a result, the Company recorded impairment charges of $227,957 for the year ended December 31, 2015 and fully provided for its investment in Gogiro.

Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount ($)
Balance, December 31, 2013	2,478,080	241,338
Share of Gogiro’s loss during fiscal 2014 December 31, 2014 (30.44%)	-	(14,263)
Balance, December 31, 2014	2,478,080	227,075
Share of Gogiro’s income during nine months ended December 31, 2015 (30.37%)	-	882
Impairment on investment		(227,957)
December 31, 2015 and September 30, 2016	2,478,080	-

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Nine Months ended September 30, 2016
(Unaudited - Expressed in U.S. dollars)

4.     Equipment

		Accumulated	Effect of	Net book Value
	Cost	Amortization	foreign exchange	9/30/2016	12/31/2015
Office equipment	$1,603	$1,061	$-	$542	$638
Computer	51,375	42,705	(142)	8,528	14,626
Software	6,012	5,136		876	2,379
TOTAL	$58,990	$46,347	$(141)	$9,946	$17,643

5.     Related Party Transactions

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During nine months ended September 30, 2016, the Company incurred $173,724 in management and consulting fees to two officers and a Company controlled by a director (nine months ended September 30, 2015 - $128,278).

Balance with related parties
As at December 31, 2015, the Company had an advance receivable of $30,700 from Gogiro, a company of which IGEN has significant influence (Note 4). This advance receivable is unsecure, due on demand, and has an interest of 5% per annum. As at December 31, 2015, the Company fully provided this advance receivable due to uncertainty of collectability and recorded a bad debt expenditure of $30,700 for the year ended December 31, 2015.

As at December 31, 2015, the Company had a trade receivable of $143,425 with Gogiro. As at December 31, 2015, the Company fully provided these trade receivable due to uncertainty of collectability and recorded a bad debt expenditure of $155,490 for the year ended December 31, 2015.

As at September 30, 2016 the Company also had account payable of $128,648 (December 31, 2015 - $63,665) with directors and officers and a company controlled by a director.

As at September 30, 2016, the Company had a promissory note payable to a director with balance owing of $30,840 (December 31, 2015 - $29,000). This promissory note is unsecured, has an interest of 5% per annum and is due on October 30, 2016. An accrued interest of $1,532 was included in the Company’s accrued liabilities as at September 30, 2016.

6.     Stockholders’ Equity

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

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Nine Months ended September 30, 2016
(Unaudited - Expressed in U.S. dollars)

6.     Stockholders’ Equity (continued)

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

b)    During nine months ended September 30, 2016, the Company issued the following common shares:

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

c)    Subscriptions received

As at December 31, 2015 and September 30, 2016, the Company received subscription of $25,000 for unit issuance at $0.17/unit. Each unit includes one common share and one share purchase warrant, enabling the holder to purchase one additional common share of the Company at a price of $0.35 for a period expiring 2 years from their date of issuance. As of the date of this report, the Company has not issued units for this subscription.

During the third quarter ended September 30, 2016, the Company received subscription for $30,277 for share issuance at $0.14/share. As of the date of this report, the Company has not issued shares for this subscription.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Nine Months ended September 30, 2016
(Unaudited - Expressed in U.S. dollars)

6.     Stockholders’ Equity (continued)

d)    Common share purchase warrants:

Continuity of the Company’s share purchase warrant is as follows:

December 31, 2015	exercise price	expiry date	Expiry	Issuance	September 30, 2016
147,059	$0.40	30-Sep-16	(147,059)	-	-
66,666	$0.28	22-Apr-17		-	66,666
600,000	$0.28	14-May-17		-	600,000
18,000	$0.26	13-Aug-17		-	18,000
294,118	$0.35	11-Dec-17		-	294,118
-	$0.25	29-Mar-18		588,240	588,240
-	$0.20	9-Jun-17		312,500	312,500
-	$0.15	4-May-18		250,000	250,000
1,125,843			(147,059)	1,150,740	2,129,524

The number of outstanding warrants as at September 30, 2016 was 2,129,524. As at September 30, 2016, the weighted average exercise price and weight average remaining life of the warrants was $0.25/share (2015/12/31-$0.32/share) and 1.07 years (2015/12/31 – 1.45 years).

e)    Stock Options

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Number of Options	Weighted average exercise price
Options outstanding, December 31, 2014	1,640,556	0.12
Options exercised	(100,000)	0.09
Options granted	2,540,000	0.19
Options outstanding, December 31, 2015	4,080,556	0.16
Options exercised	(55,556)	0.09
Options granted	375,000	0.15
Options cancelled/forfeited	(700,000)	0.18
Options outstanding, September 30, 2016	3,700,000	0.14

Number of options exercisable as September 30, 2016 was 3,200,000. The weighted average remaining life is 3.50 year.

The fair values of stock options granted are amortized over the vesting period where applicable. During nine months ended September 30, 2016, the Company recorded $24,590 (nine months ended September 30, 2015 - $448,958) stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted with the following assumptions:

	2016	2015
Expected dividend yield	0%	0%
Volatility	200%	200%
Risk free interest rate	1.52%	1.52%
Expected option life	5 years	5 years
Forfeiture rate	0%	0%

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
Nine Months ended September 30, 2016
(Unaudited - Expressed in U.S. dollars)

7.     Derivative liabilities – options and warrants

Derivate liabilities consist of warrants that were originally issued in private placements and stock options granted that have exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency (United States dollars). Therefore these warrants and stock options cannot be considered to be indexed to the Company’s own stock. Accordingly the fair values of the warrants and stock options must be accounted for as derivative liabilities with changes in fair value recorded in the consolidated statement of operations.  The fair value of these warrants and options as at September 30, 2016 was $19,569 (2015/12/31 - $33,982). The fair values of warrants and stock options as at December 31, 2015 were determined using the Binomial option pricing model the following assumptions: risk free interest rate of 0.86%-1.54%, expected life of 1.37-5.00 years, volatility of 103.19%-176.96% and expected dividend of 0%. The fair values of warrants and stock options as at September 30, 2016 were determined using the Binomial option pricing model the following assumptions: risk free interest rate of 0.59% to 0.73%, expected life of 1.37-4.25 years, volatility of 88.19%-111.10% and expected dividend of 0%.

January 1, 2015	$-
Issuance of warrants	28,267
Stock options granted	5,715
December 31, 2015	$33,982
Changes of fair value	(14,413)
September 30, 2016	$19,569

8.     Note payable

During the fourth quarter of 2014, the Company issued a promissory note with principal of $95,000 in exchange for a settlement of accounts payable of the same amount. This promissory is un-secured, will expire on December 31, 2016, and carries interest of 5% per annum. During the third quarter of 2016, a payment of $5,000 was made on the note payable to bring the principal balance down to $90,000.

The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest rate of 14% per annum. The debt discount of $16,163 was credited to Additional paid-in capital at issuance, and the $16,163 debit to note payable is amortized over the term of the note.

The promissory note was accredited up to $87,874 on September 30, 2016 (2015/12/31 -$87,238). Including in the Company’s accrued liabilities, there was an interest payable of $12,085 as at (2015/12/31 - $5,938) in connection with this outstanding promissory note.

As at September 30, 2016, the Company also had a promissory note payable of $30,840 owing to a director of the Company (Note 5).

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

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
Nine Months ended September 30, 2016
(Expressed in U.S. dollars)

9.     Financial instruments (continued)

Interest Rate Risk
The Company has cash balances and no interest bearing debt. The Company’s current policy is to invest excess cash in high yield term deposits and bankers’ acceptance. The Company regularly monitors its cash management policy. As a result, interest rate risk is considered not significant.

Liquidity Risk
Liquidity risk is the risk that an entity will encounter difficulty in meeting obligations associated with its financial liabilities. The Company manages liquidity risk by continuously monitoring actual and projected cash flows and matching the maturity profile of financial assets and liabilities. As at September 30, 2016, the Company had a working capital deficiency of $851,603 (December 31, 2015 – working capital deficiency of $536,863). The Company intends to have more equity financing, long term debt financing, share for debt settlement in order to eliminate the working capital deficiency and to the operations of the Company.

10.   Convertible debenture and derivative liabilities

On September 1, 2016, the Company issued two convertible debentures (“CDs”) in the principal of CAD$50,000 ($38,634) and CAD$20,000 ($15,453) respectively. The CD with the principal of CAD$50,000 (“CD#1) and the CD with the principal of CAD$20,000 (“CD#2”) were agreed to mature on four month anniversary of the closing date of September 8, 2016 (i.e. October 8, 2016).  These CDs are non-secured, carry interest of 15% per annum payable monthly or at term. Subject to the approval of the holder of the CDs, IGEN may convert any of all of the principal and/or interest at any time following the 4 month anniversary of the issuance date of the CDs into common shares of IGEN at a price per share equal to a 20% discount to the fair market value of IGEN’s common share.

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

The Company records accretion expense over the term of the convertible notes up to their principal when these CDs come due.  During the period ended September 30, 2016, accretion expense of $4,680 (2015 - $nil) was recorded. Interest expense on the CDs is composed of the interest calculated on the face value of the CDs at 15% per annum which amounted to $2,688 during the period ended September 30, 2016 (2015 - $nil).

11.   Supplemental information for statements of cash flow

Supplementary information in connection with the Company’s cash flow is as follows:

Nine months ended September 30,	2016	2015
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-
Shares issued for services	64,550	-

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
Nine Months ended September 30, 2016
(Expressed in U.S. dollars)

12.   Subsequent Events

On October 12, 2016, the Company issued 357,143 shares at CAD$0.14/share ($0.11/share), for CAD$50,000 ($38,143) subscription, of which the $30,277 subscription receipts were recorded as a portion of the proceeds during the third quarter.

On October 14, 2016, the full amount of the convertible debentures totaling CAD$73,855 ($56,340), including interest, were converted to 512,880 shares at a conversion price of C$0.144/share ($0.11/share).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the nine-month period ended September 30, 2016.  This MD&A should be read together with our unaudited condensed consolidated financial statements and the accompanying notes for the nine-month period ended September 30, 2016 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the third quarter of 2016 the Company continued to focus on initiatives to grow revenue, expand its customer base, and develop new revenue streams for its wholly owned subsidiary Nimbo LLC.  The company also continued to pursue strategic merger and acquisition activities with targeted technologies and technology companies, and raising required capital.

Notable highlights of the 3 and 9 months period ended September 30 2016 include the following Company achievements:
-	Record quarterly revenues of $376,476;
-	Record quarterly invoicings of $544,031, which includes $376,476 of recognized revenue and $167,555 of deferred revenue;
-	Record nine-month period gross profits of $304,865;
-	Record monthly and quarterly vehicle activations;
-	Reduction in quarterly expenses;
-	Lowest quarterly losses since Q2 2014;
-	Generated positive fund flow from operations[1], for the first time, of $17,121;
-	Reduction in net debt[1] of $43,236 (7%) from previous quarter.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of September 30, 2016 the Company’s current assets were $325,983, an 86% increase over the nine-month period, and a 100% increase over the quarter.  This was due primarily to a large increase in accounts receivables stemming from increased volume of product and services shipped and invoiced during the quarter.  Inventory levels dropped over the quarter to 2015 year-end levels, due primarily to an increased percentage of hardware orders being fulfilled directly from factory to customer.

Current liabilities increased over the quarter by $200,580 (or 23%) to $1,088,364.  $78,333 of this increase was deferred revenues that account for pre-paid services invoiced in the quarter but which are to be delivered and converted to earned revenue over the following year.  $124,376 of the increased liabilities was due to an increase in accounts payable, primarily for hardware and the provision of wireless services.

The Company finished the third quarter with a working capital deficiency of ($762,381), a decrease of (225,518) over the nine-month period, but only of (35,097) or 5% over the quarter. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

The Company monitors its net debt1 to ensure that its capital structure is maintained by a strong balance sheet to fund its future growth. Net debt is used in this document in the context of liquidity and is calculated as the total of the Company’s current liabilities, less deferred revenue and derivative liabilities, less current assets.  There is no U.S. GAAP measure that is reasonably comparable to net debt. The Company’s net debt for the period ended September 30, 2016 was $608,444, down from $651,680 at the end of the previous quarter.  This reduction was due primarily to increased gross profit and deferred revenues generated during the period.

In October 2016, the Company raised an additional $38,143 in equity financing and also converted the $56,340 of convertible debentures into shares.  These transactions are further disclosed in the subsequent events note 12 of the financial statements.

Total Assets and Liabilities, Net Assets

The Company’s total assets as of September 30, 2016 was $841,437, a net increase in total assets over the quarter and nine-month period of $162,927 and $142,742 respectively.  This increase was commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

1See non-GAAP Measures discussion on page 7

Total liabilities increased $280,102 over the quarter to $1,197,155.  This increase was composed primarily of the $200,580 increase in current liabilities previously discussed combined with $89,222 in new non-current deferred revenue.  Deferred revenue which is non-current accounts for pre-paid services that are to be provided beyond a one-year timeframe.  This liability is eventually converted first to current deferred revenue as it comes within one year, and then to recognized or earned revenue.

The above resulted in net assets of ($355,718), a decrease over the quarter of ($117,715) and the nine-month period of ($308,024).  However, a total of $223,055 in liabilities contributing to this was due to deferred revenue, both current and longer term, that will eventually become earned.
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

Results of Operations

Revenues and Net Income (Loss)

Revenues

The company had third quarter revenues of $376,476.  This was up significantly from the $178,087 reported in Q2, and up 11% over the similar quarter in 2015.  Revenues for the nine-month period were $828,570, up 3% over the similar period in 2015.

The quarterly and nine-month revenues reported belie the fact that the company had its most successful quarter to date in terms of sales orders booked, shipped and invoiced.  The Company actually invoiced a total of $544,031 in Q3, compared with $355,366 invoiced in Q1 and Q2 combined.  The difference between total invoiced orders for Q3 of $544,031, and the reported revenues of $376,476, is $167,555 of revenue which the Company deferred due to it being pre-paid and associated with future services.

Gross profit for the second quarter was $86,797, up from $77,775 in Q2, but down from the $121,683 reported for the similar period in 2015.  However, for the nine-month period ending September 30, 2015 the company saw $304,865 of gross profit, up 7% over the same period in 2015, and the largest gross profit reported for any similar nine-month period in the Company’s history.

As with revenue, the gross profit and resulting gross margins were significantly reduced due to the need to defer $167,555 of pre-paid revenue invoiced in the quarter.  As a result, gross margins for the quarter were only 23%.  In spite of this, gross margins for the nine-month period ending September 31, 2016 were still 37%, up from 35% reported for the similar period in 2015.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to try to grow sales and maximize overall margins. It is anticipated that an increased percentage of hardware sales will have the effect of both increasing revenue while continuing to potentially reduce blended margin percentages.

In late Q2 and early Q3 the company implemented a pricing model based on initial lower margin sales of services and hardware that is pre-loaded in automotive dealership lots, with follow-on high margin revenue generated by subsequent sell-through to end customers.   In September the Company announced its largest single revenue order through its Verizon channel as part of this new pricing model and delivery of these and follow-on orders were completed in Q3 and continue into Q4.  High-margin sell through of services began to materialize in Q3, leading to increased invoicing and cash flow, but also increased deferred revenues.  The Company anticipates this pricing, margin, and revenue recognition model will continue to grow through Q4 and into 2017.

Expenses

Expenses for Q3 2016 totaled $244,287, down from $302,448 reported in the previous quarter. Though sales commissions were up significantly (due to increased sales in the quarter), the company saw larger reductions in consulting, G&A, and management costs.

The company anticipates however that management, consulting and salary costs will increase in the fourth quarter due to planned hiring.  Q3 expenses were significantly lower than the those reported for the same period in 2015, but in the latter period significant non-cash stock-based compensation was reported.  However even without including SBC costs, and therefore on an adjusted and non-GAAP basis, Q3 2016 expenses were 19.7% lower than the same period in 2015.  Expenses for the nine-month period were down significantly, again primarily to much less stock-based compensation reported in 2016.  If SBC is not included, and therefore on an adjusted and non-GAAP basis, expenses for the nine-month period in 2016 were up 7.7% over the similar period in 2015.
Net Income (Loss)

The Company had a Q3 2016 net loss of ($149,690), an improvement over both the ($211,803) reported for the previous quarter and the ($601,287) reported for the same period in 2015.  The nine-month period had a net loss of ($551,167) compared with ($938,106) over the same period in 2015.  However, as with expenses, comparing net income meaningfully with the similar periods in 2015 is obfuscated somewhat by the stock based compensation reported in Q3 2015.  Not including this non-cash expense, and therefore on an adjusted and non-GAAP basis, the net loss in Q2 2016 was 22% less compared to the same quarter in 2015, and the net loss in the nine-month period in 2016 was up 7.7% over the same period in 2015.

It is instructive to point out that the net loss reported in Q3 is impacted by the need to defer revenues, and does not necessarily paint an accurate description of the Company’s income.  Cash (or receivables) are received in the quarter, which contribute to cash flow, but a large percentage ($167,555) cannot be reported as revenue, as the services paid for have yet to be provided, resulting in a quarterly loss of ($157,490).  However from a purely cash-basis, the company is actually generating cash.  For purely comparison purposes, if deferred revenues are included in income, and non-cash expenses are not included, and therefore on an adjusted and non-GAAP basis1, the Company created $17,121 in funds flow from operations.

The Company continues to invest in personnel and programs as necessary to drive revenue growth, increased gross profit, and to enable the Company to become cash flow positive.

Cash Flows and Cash Position

The company saw an increase of $18,402 in cash over the nine-month period.   Net cash of $189,849 used in operating activities – essentially the same as that used in the previous quarter, and down from the $206,510 used in the same period in 2015 - was offset by net financing cash of $220,040 raised via private placements, option exercises and debt conversion.  Cash at the end of the period was $51,992.

Non-GAAP Measures

This document contains the terms “funds flow from operations”, and “net debt” which are not recognized measures under U.S. GAAP and may not be comparable to similar measures presented by other companies.

a)         The Company considers funds flow from operations to be a key measure that indicates the Company’s ability to generate the funds necessary to support future growth through capital investment and to repay any debt. Funds flow from operations is a measure that represents cash generated by operating activities, including deferred revenue generated in the period, before changes in non-cash working capital, and may not be comparable to measures used by other companies. Funds flow from operations per share is calculated using the same weighted-average number of shares outstanding, as in the case of the earnings per share calculation for the period.

A reconciliation of funds flow from operations to cash provided by operating activities is presented as follows:

Funds Flow from Operations	Three Months Ended			Nine Months Ended September 30
	March 2016	June 2016	Sept 2016	2016	2015
Cash provided by operating activities	$(25,807)	$(164,314)	$272	$(189,849)	$(206,510)
Change in non-cash working capital	(96,859)	(20,983)	(150,706)	(268,548)	(215,940)
Change in deferred revenue	(2,975)	1,675	167,555	166,255	11,008
Funds flow from operations	$(125,641)	$(183,622)	$17,121	$(292,144)	$(411,442)
Per share, basic and diluted	$(0.00)	$(0.01)	$0.00	$(0.01)	$(0.02)

b)        Net debt (working capital) is closely monitored by the Company to ensure that its capital structure is maintained by a strong balance sheet to fund its future growth. Net debt is used in this document in the context of liquidity and is calculated as the total of the Company’s current liabilities, less deferred revenue and derivative liabilities, less current assets.  There is no U.S. GAAP measure that is reasonably comparable to net debt.

The following table outlines the Company calculation of net debt:

Net Debt	Three Months Ended			Nine Months Ended September 30
	March 2016	June 2016	Sept 2016	2016	2015
Current assets	$230,952	$160,500	$325,983	$325,983	$448,576
Current liabilities	(827,100)	(887,784)	(1,088,364)	(1,088,364)	(646,828)
Adjust current deferred revenue	53,825	55,500	133,833	133,833	65,492
Adjust current derivatives	-	20,104	20,104	20,104	-
Net debt	$(542,323)	$(651,680)	$(608,444)	$(608,444)	$(132,760)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016.   The conclusions of the Company’s principal officers was that the disclosure controls and procedures in place are adequately effective such that, with some exceptions, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II
OTHER INFORMATION

Item 1. Legal Proceedings

During the three months covered by this report the Company was party to the following legal proceeding:

On Mar 9 2016 a complaint for damages was filed in the Superior Court of the State of California, County of Riverside, Southwest District-Murietta, by Global Tracking Products Inc., against Nimbo LLC, a wholly owned subsidiary of the Company.  The plaintiff was suing for $145,477.32 in monies owed by Nimbo LLC to the plaintiff.  On April 11 2016, notice of the suit was served.  On July 19, 2016. Nimbo LLC signed an out of court settlement agreement with the plaintiff.  The agreement provided for the plaintiff to be permitted to file a UCC-1 as a secured creditor against specific hardware and software assets of the Company, enforceable in the event of breach.   On July 22 2016 a stipulation for entry of judgement was filed in the same court previously referenced.  On September 6, 2016, the Court dismissed the action and no judgment was entered.  The Court retained jurisdiction in the event of breach.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months covered by this report and ended September 30, 2016 the following securities were sold or issued:

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

During the period covered by this report there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

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

IGEN Networks Corp

November 14, 2016	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

November 14, 2016	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer