Form 10-K
period 2016-12-31
IGEN NETWORKS CORP
filed 2017-04-17
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 – 1185 West Georgia Street, Vancouver, BC, V6E 4E6
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of June 30, 2016 was $4,213,328 based on the closing price of the common stock of $0.16

The number of shares of the registrant’s common stock outstanding as of April 14, 2017 was 34,667,807.

Part I

Item 1.  Business

Description of Business

IGEN Networks Corp. (“IGEN”,  the “Company”, “we”, “our”) was incorporated in the State of Nevada on November 14, 2006 under the name of Nurse Solutions Inc.  On September 19, 2008 the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO.  On September 15, 2008 the Company became a reporting issuer in British Columbia, Canada.  On May 26, 2009, the Company changed its name to IGEN Networks Corp., the Company’s common stock was assigned 45172B 10 2 as its new CUSIP number, and the Company’s trading symbol was changed to IGEN effective June 30, 2009.  On November 4, 2011, IGEN Business Solutions Inc., a wholly owned Canadian subsidiary of IGEN Networks Corp., was incorporated.  On March 25, 2015, the Company was listed on the Canadian Securities Exchange (CSE) under the trading symbol IGN and the Company became a reporting Venture Issuer in British Columbia and Ontario, Canada.

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

As of December 31, 2016 the Company had:
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

The Company’s head office is located at Suite 1025, 1185 Georgia Street, Vancouver BC, Canada, V6E 4E6.  The Company’s phone number is 1-888-244-3650.

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

The Company currently has no full-time employees. All head-office executive management activities are undertaken by Directors of the Company on a contract basis and the Company also relies on subcontractors for a number of professional services. On a consolidated basis, including the Company’s wholly owned subsidiaries, the Company has 8 full time employees.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Principal Markets

The Company’s common shares currently trade on the both the OTC market in the United States and are quoted on the OTCQB under the symbol IGEN, and the Canadian Securities Exchange (CSE) in Canada under the trading symbol IGN.

High and Low Sales Prices

Quarter Ended	High	Low
2015
March 31, 2015	$0.23	$0.17
June 30, 2015	$0.26	$0.21
September 30, 2015	$0.26	$0.18
December 31, 2015	$0.25	$0.14
2016
March 31, 2016	$0.19	$0.16
June 30, 2016	$0.19	$0.14
September 30, 2016	$0.17	$0.08
December 31, 2016	$0.13	$0.05

Holders

As of December 31, 2016, there were 357 registered shareholders of common shares, not including objecting beneficial owners.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.07	75,000	1.3	0.07	75,000	1.25
0.09	960,000	1.3	0.09	960,000	0.09
0.10	250,000	4.8	0.10	50,000	0.10
0.16	225,000	4.1	0.16	75,000	0.16
0.19	2,370,000	3.7	0.19	2,345,000	0.19
Cdn$0.25	120,000	3.7	Cdn$0.25	70,000	Cdn$0.25
	4,000,000	3.2	0.16	3,575,000	0.16

*Number of options exercisable as December 31, 2016 was 3,575,000.

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

During the year ended December 31, 2015 2,540,000 options of the option pool were granted, leaving 3,875,000 options available for future grants.

During the year ended December 31, 2016, 675,000 options of the option pool were granted, leaving 3,150,000 options remaining for future grants.

Performance Graph

As a smaller reporting company, the Company is not required to provide the information required by this item.

Recent sales of unregistered securities

2015

During the  year ended December 31, 2015, the Company issued the following shares/units pursuant to non-brokerage private placements:

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

On May 15, 2015, The Company closed a non-brokered private placements of a total of 600,000 units (“Unit Y”) for gross proceeds of $100,367. Each Unit Y consists of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.28 Cdn$0.35 for a period of two years from the issuance. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on Canadian Stock Exchange is greater than Cdn$0.60 for twenty consecutive trading days.

On December 11, 2015, the Company issued 294,118 units (“Unit Z”) for $50,000. Each Unit Z includes one common share and one share purchase warrant, enabling the holder to purchase one additional common share of the Company at a price of $0.35 for a period expiring two years from their date of issuance. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on Canadian Stock Exchange is greater than $0.50 for ten consecutive trading days.

During the year ended December 31, 2015, the Company also issued the following common shares:

On April 22, 2015, The Company issued 100,000 common shares for option exercise and received proceeds of $9,000.

During the year ended December 31, 2015, the Company issued 498,801 common shares for services of $53,374 and prepaid services yet to be rendered of $54,570 (totaling $107,944).

During the year ended December 31, 2015, the Company issued 310,318 common shares for the settlement of debt of $50,644. There is no gain or loss in connection with this debt settlement.

2016

During the year ended December 31, 2016, the Company issued the following shares/units pursuant to non-brokerage private placements:

On March 29, 2016, the Company issued 588,240 units for cash proceeds of $76,029 (Cdn$100,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.25 (Cdn$0.34) per share before March 29, 2018.

On May 4, 2016, the Company issued 250,000 units for cash proceeds of $22,770 (Cdn$30,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.15 per share before May 4, 2018.

On June 9, 2016, the Company issued 312,500 units for cash proceeds of $39,283 (Cdn$50,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.20 per share before June 9, 2017.

On October 12, 2016, the Company issued 357,143 units for cash proceeds of $37,659 (Cdn$50,000). Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.18 per share before October 12, 2017. There were $3,542 (Cdn$4,000) in finder’s fees paid to a non-related party and recorded as share issuance costs in relation to this financing.

On December 5, 2016, the Company issued 980,392 units for cash proceeds of $100,000. Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.15 per share before December 5, 2017.

On December 13, 2016, the Company issued 588,235 units for cash proceeds of $50,000. Each unit is comprised of one common share and one share purchase warrant. Each warrant is exercisable into one common share at $0.15 per share before December 13, 2017.

During the year ended December 31, 2016, the Company also issued the following common shares:

On January 7, 2016, the Company issued 55,556 common shares for exercise of options at $0.09 per share for total proceeds of $5,000.

On October 12, 2016, the Company issued 50,000 common shares with a fair value of $7,500 for the settlement of debt of $6,000. The Company recorded a loss on settlement of debt of $1,500 in connection with this debt settlement.

On October 12, 2016, the Company issued 512,880 common shares for the conversion of two convertible debentures totaling $79,065 (Cdn$73,855) including interest.

During the year ended December 31, 2016, the Company issued 479,290 common shares with the fair value of $60,480 in exchange for consulting services rendered by external consultants.

As at December 31, 2016 and 2015, the Company received subscriptions proceeds of $25,000 for issuance of units at $0.17 per unit. Each unit consists of one common share and one share purchase warrant exercisable at $0.35 per share for a period expiring two years from their date of issuance. As of the date of this report, the Company has not issued the units for this subscription.

Item 6.  Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2016.  This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

In 2016, the Company continued to focus its efforts on generating more revenues, increasing shareholder value through increased investment or acquisition in portfolio companies, and managing growth of our invested companies.  Highlights for the year include:

-
On January 5, 2016, after successful completion of a previously announced field trial, the Company announced receipt of its largest single order to date for Nimbo Tracking solutions to be deployed across several large automotive dealerships in Southern California throughout 2016.

-	On March 8, 2016, the Company announced the signing of a master purchase order for the provision of up to 12,000 activations for BHPH and SVR solutions.

-
On June 21, 2016, the Company announced its first order for pre-loaded solutions for automotive dealerships and their customers. This order represented the Company’s largest revenue order to date, supporting multiple automotive OEM brands, where all vehicles pre-installed and service activated.

-	On August 8, 2016, the Company announced a new record of over 3,000 activations per month achieved in fulfilling its previously announced orders.

-
On October 28, 2016, the Company announced launch of new and upgraded products, which it demonstrated at SEMA show in Las Vegas, including new fleet analytics solutions for its automotive dealership channels.

-
On November 14, 2016, the Company announced a record third quarter that included record 3 and 9-month revenues and gross profits, its lowest quarterly loss since 2014, and positive cash flow from operations (which included deferred revenues and therefore on a non-GAAP basis).

-
Continued streamlining of marketing and distribution channels to leverage key distributor and market partner strengths, including market access to over 12,000 automotive dealerships and nationwide installation networks of more than 900 installers across the United States.

-	Continued investment in product platform and resources to support growth and provide scalability, improved functionality, stability, and performance.

-	Record recognized revenues of $1,143,117

-	Record gross profits of $394,739

-	Total annual sales growth of 33%

-	New service sales growth of 163%

-	Increased gross margins from 31% to 35%

-	Significant reduction in annual net losses (from -$1,613,130 to -$836,758)

-	Improved funds flow[1] from operations (from -$484,495 to -$394,596)

1See non-GAAP Measures discussion on page 12

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2016, the Company had total current assets of $253,489, a 110% increase from the end of 2015.  This increase was mostly due to a $98,982 increase in trade accounts receivables, consisting primarily of monies owed by customers to Nimbo for products and services sold. These receivables were all subsequently paid within net 30 day terms.

The Company’s current liabilities as of December 31, 2016 were $1,089,972, a 46% increase over those reported at the end of the 2015.  However $239,168 (or 22%) of the Company’s current liabilities, were deferred revenues for sales made in 2016 which will eventually convert to revenue in 2017.  The current portion of the Company’s deferred revenue liabilities increased by $182,368 (or 321%) over the previous year, due to a significant increase in one and three-year service contracts sold in 2016. The Company saw a 42% increase in trade accounts payables, due primarily to increasing payables owed by Nimbo Tracking for cellular carrier services and device hardware, reflective of Nimbo’s sales growth.  Nimbo’s payables represent 64% of the Company’s payables.  The remaining payables are made up of contractor fees, legal fees, auditing fees, filing fees, and accounting fees, the majority being $132,053 in management and consulting fees owed to the Company’s executive officers.

IGEN ended 2016 with negative working capital of ($836,483), though $371,221 or 44% of this is comprised of $239,168 in current deferred revenue and $132,053 in fees owed to executive officers.  Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

The Company monitors its net debt2 to ensure that its capital structure is maintained by a strong balance sheet to fund its future growth. Net debt is used in this document in the context of liquidity and is calculated as the total of the Company’s current liabilities, less deferred revenue and derivative liabilities, less current assets.  There is no U.S. GAAP measure that is reasonably comparable to net debt. The Company’s net debt as at December 31, 2016 was $569,385, a 7% increase of $34,752 over the year.

In 2016, the Company raised an additional $325,742 in equity financing and converted $54,087 of convertible debentures into shares.  These transactions are further disclosed in convertible debentures note 9 and common stock note 12 of the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of December 31, 2016, the Company’s total assets were $766,382, a 19% increase over the prior year, due primarily to the increase in current assets previously discussed.  The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of December 31, 2016, the Company’s total liabilities were $1,163,957, which reflects the sole addition of $73,985 in long-term deferred revenue to the $1,089,972 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in 2016 for which service, and the associated revenue recognition, occurs beyond 2017. Total liabilities increased by 56% over the previous year, however 27%, or $313,153 of the Company’s year-end total liabilities was deferred revenue, compared with only $56,800 of deferred revenue reported at the end of 2015.

The above resulted in net assets as of December 31, 2016 being ($397,575), and an accumulated deficit of $8,512,310.

The Company is continuing its efforts to increase its asset base, raise funds, and improve cashflow to improve its working capital position.  As of the date these financial statements were issued the Company believes it has adequate working capital and projected net revenues and cash flows to maintain existing operations for approximately two months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through private placements or other means in the both the near and medium term.

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

2See non-GAAP Measures discussion on page 12

Results of Operations

Revenues and Net Income (Loss)

Revenues

For the year period ended December 31, 2016, the Company had revenues of $1,143,117, a record for the Company, and a 10% increase over the revenue reported for same period in 2015.  However, this is not reflective of the actual total sales growth of the Company, as $313,153 of the Company’s 2016 revenue was deferred (compared with only $56,800 in 2015). Including new deferred revenues the Company saw total sales growth year on year of 33%.

Service-only revenues increased by 81% to $236,882 and hardware-only and hardware/software bundled sales remained flat at $906,235.  However the service-only revenues reported do not include the $313,153 in deferred revenues, and do not reflect the actual growth in service sales. Total new service sales in 2016 (net deferred revenues reported in 2015) were $493,235, an increase of 163% over total service sales of $187,483 in 2015.

Increased revenue deferrals for services contracts in 2016 are due to the Company implementing a pricing model based on initial lower margin sales of services and hardware that is pre-loaded in automotive dealership lots, with follow-on high margin service revenues generated by subsequent sell-through to end customers.  Delivery of the initial sales under this model were completed in Q3 2016 and continued through Q4 2016 and into 2017.  High-margin sell through of services began to materialize in Q3 2016, leading to increased invoicing and cash flow, but also increased deferred revenues.  The Company anticipates this pricing, margin, and revenue recognition model will continue to grow through 2017.

Costs of goods sold for 2016 were $748,378, a marginal 4% increase over 2015. These costs are primarily mobile hardware and cellular carrier costs.

The resulting annual gross profit was $394,739, a record for the Company, representing growth of 24% year on year.  Gross margin percentage for the year improved from 31% to 35%.

Though the Company was able to increase revenues, gross profit, and gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the year ended December 31, 2016 totaled $1,197,478, a reduction of $441,037, or 27%, from total expenses reported for 2015.  However, the expenses reported in 2015 included a total of $684,775 in non-cash debt write-downs, stock based compensation and depreciation, for which the Company only reported $65,104 in 2016. The Company did see a total increase of 26% in management fees, salaries, and consulting fees of $163,821 in 2016, commensurate with the Company’s further investment in sales, operations, management, and investor relations.

Net Income (Loss)

For the year ended December 31, 2016 the Company had a net loss of $836,758 (or -$0.03 per basic and diluted share) compared with a net loss of $1,613,130 (or -$0.06 per basic and diluted share) in 2015.

The Company believes the requirement to defer a significant portion of its revenue results in the reported net income/(loss) not adequately reflect actual sales growth or cash flow. When cash received from deferred revenue sales is included, and therefore on a non-GAAP basis, the Company’s funds flow from operations was ($394,596)3.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

3See non-GAAP Measures discussion on page 12

Cash Flows

For the year ended December 31, 2016, the Company saw a net increase in cash of $6,433.  Cash used in operating activities was $305,353, a reduction of 7% from the $327,647 net cash used in 2015.  This was offset by net financings of $330,918 raised via private placements and debt conversion.  Cash at the end of the year was $40,023.

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

A reconciliation of funds flow from operations to cash provided by operating activities is presented as follows:

	Three Months Ended		Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
FUNDS FLOW FROM OPERATIONS
Cash provided by operating activities	$(115,504)	$(121,137)	$(305,353)	$(327,647)
Less: Change in non-cash working capital*	(77,048)	(77,163)	(345,596)	(293,103)
Add back: Deferred Revenue	90,098	125,247	256,353	136,255
Funds Flow from Operations	(102,454)	(73,053)	(394,596)	(484,495)
Per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

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

The following table outlines the Company calculation of net debt:

	Dec 31, 2016	Dec 31, 2015
NET DEBT
Current Assets	$253,489	$120,974
Current Liabilities*	(1,089,972)	(746,389)
Adjust current deferred revenue	239,168	56,800
Adjust current derivatives	27,930	33,982
NET DEBT	(569,385)	(534,633)

*Includes deferred revenue

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the years ended December 31, 2016 and 2015 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IGEN Networks Corp.

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP
Vancouver, Canada

April 14, 2017

  A CHAN AND
COMPANY LLP
      CHARTERED PROFESSIONAL ACCOUNTANTS

UNIT 114B (2nd Floor) – 8988 FRASERTON COURT
BURNABY, BC V5J 5H8

T: 604.239.0868
F: 604.239.0866

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:           the Board of Directors and Stockholders of
 IGEN Networks Corp.

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of IGEN Networks Corp. as of December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

                                      “A Chan & Company LLP”
Chartered Professional Accountants

Burnaby, British Columbia
April 14, 2016

IGEN NETWORKS CORP.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	Note	December 31, 2016 $	December 31, 2015 $

Assets

Current Assets
Cash		40,023	33,590
Accounts and other receivables	4	162,429	50,843
Inventory		17,226	29,643
Prepaid expenses and deposits		18,811	6,898
Restricted cash		15,000	-
Total Current Assets		253,489	120,974

Equipment	5	7,385	17,643
Goodwill	6	505,508	505,508
Total Assets		766,382	644,125

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	7	742,876	539,369
Current portion of deferred revenue		239,168	56,800
Notes payable	8	79,998	116,238
Derivative liabilities	10	27,930	33,982
Total Current Liabilities		1,089,972	746,389

Deferred revenue		73,985	-
Total Liabilities		1,163,957	746,389

Nature and Continuance of Operations (Note 1)
Commitment (Note 18)
Subsequent Events (Note 19)

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding - 32,389,585 and 28,215,349 shares, respectively		32,390	28,215
Share subscriptions received	12(k)	25,000	25,000
Additional paid-in capital		8,109,286	7,586,514
Deferred compensation	12(q)	(19,592)	(54,570)
Accumulated other comprehensive loss		(32,349)	(11,871)
Deficit		(8,512,310)	(7,675,552)
Total Stockholders’ Deficit		(397,575)	(102,264)
Total Liabilities and Stockholders’ Deficit		766,382	644,125

Approved on Behalf of the Board:

“Neil Chan”	Director

“Richard Freeman”	Director

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. dollars)

		Year ended December 31,
	Note	2016 $	2015 $

Revenue
Sales, hardware		906,235	905,137
Sales, services		236,882	130,683
Total Revenue		1,143,117	1,035,820
Cost of goods sold		748,378	716,911
Gross Profit		394,739	318,909

Expenses
Advertising and selling expenses		37,700	39,535
Bad debts		2,123	186,190
Consulting and business development fees	11	151,225	110,083
Depreciation		10,279	18,407
Foreign exchange loss (gain)		(15,837)	491
General and administrative		185,245	156,795
Management fees	11	250,234	184,797
Professional fees		44,068	45,969
Salaries		388,625	331,383
Stock-based compensation	14	52,702	480,178
Transfer agent and filing fees		35,529	48,062
Travel and accommodation		55,585	36,625
Total Expenses		1,197,478	1,638,515
Loss Before Other Income (Expense)		(802,739)	(1,319,606)
Other Income (Expense)
Accretion of discount on notes payable		(34,064)	(6,824)
Change in fair value of derivative liabilities		10,317	(28,267)
Gain (loss) on settlement of debt		(1,500)	10,577
Impairment of investment in equity investee	3	-	(227,957)
Interest expense		(8,772)	(43,495)
Other income		-	1,560
Share of income from investment in an associate	3	-	882
Total Other Income (Expense)		(34,019)	(293,524)
Net Loss for the Year		(836,758)	(1,613,130)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)		(20,478)	5,753
Comprehensive Loss for the Year		(857,236)	(1,607,377)
Net Loss per Share, Basic and Diluted		(0.03)	(0.06)
Weighted Average Number of Common Shares Outstanding		31,120,930	26,957,166

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in U.S. dollars)

						Accumulated		Total
			Share	Additional		Other		Stockholders’
	Common Stock		Subscriptions	Paid-in	Deferred	Comprehensive		Equity
	Shares #	Amount $	Received $	Capital $	Compensation $	Loss $	Deficit $	(Deficit) $

Balance, December 31, 2014	25,815,273	25,815	-	6,697,680	-	(17,624)	(6,062,422)	643,449

Subscriptions received	-	-	25,000	-	-	-	-	25,000
Stock-based compensation	-	-	-	474,463	-	-	-	474,463
Shares issued for cash	1,590,957	1,591	-	256,572	-	-	-	258,163
Shares issued for services	498,801	499	-	107,445	(70,300)	-	-	37,644
Share issued for debt settlement	310,318	310	-	50,354	-	-	-	50,664
Deferred compensation charged to operations	-	-	-	-	15,730	-	-	15,730
Foreign currency translation gain	-	-	-	-	-	5,753	-	5,753
Net loss for the year	-	-	-	-	-	-	(1,613,130)	(1,613,130)

Balance, December 31, 2015	28,215,349	28,215	25,000	7,586,514	(54,570)	(11,871)	(7,675,552)	(102,264)

Stock-based compensation	-	-	-	52,702	-	-	-	52,702
Shares issued for cash	3,076,510	3,077	-	322,665	-	-	-	325,742
Shares issued for services	479,290	479	-	60,001	-	-	-	60,480
Shares issued for exercise of options	55,556	56	-	4,944	-	-	-	5,000
Shares issued for debt settlement	50,000	50	-	7,450	-	-	-	7,500
Shares issued for debenture conversion	512,880	513	-	78,552	-	-	-	79,065
Shares issuance cost	-	-	-	(3,542)	-	-	-	(3,542)
Deferred compensation charged to operations	-	-	-	-	34,978	-	-	34,978
Foreign currency translation loss	-	-	-	-	-	(20,478)	-	(20,478)
Net loss for the year	-	-	-	-	-	-	(836,758)	(836,758)

Balance, December 31, 2016	32,389,585	32,390	25,000	8,109,286	(19,592)	(32,349)	(8,512,310)	(397,575)

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Year ended December 31,
	2016 $	2015 $
Cash Flows from Operating Activities
Net loss for the year	(836,758)	(1,613,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	34,064	6,824
Bad debts	2,123	186,190
Change in fair value of derivative liabilities	(10,317)	28,267
Depreciation	10,279	18,407
Impairment of investment in equity investee	-	227,957
Interest expense	-	2,822
Loss (gain) on settlement of debt	1,500	(10,577)
Share of income from investment in an associate	-	(882)
Share issued for services	95,458	53,194
Stock-based compensation	52,702	480,178

Changes in operating assets and liabilities:
Accounts and other receivables	(113,709)	110,422
Inventory	12,417	(15,541)
Prepaid expenses and deposits	(11,913)	3,714
Restricted cash	(15,000)	-
Accounts payable and accrued liabilities	217,448	58,253
Deferred revenue	256,353	136,255
Net Cash Used in Operating Activities	(305,353)	(327,647)

Cash Flows from Investing Activities
Acquisition of equipment	-	(2,763)
Due from investee	-	(10,434)
Net Cash Used in Investing Activities	-	(13,197)

Cash Flows from Financing Activities
Proceeds from notes payable	-	29,000
Repayment of notes payable	(45,369)	-
Proceeds from convertible debentures	54,087	-
Proceeds from issuance of common stock	325,742	258,163
Share issuance costs	(3,542)	-
Proceeds from share subscriptions received	-	25,000
Net Cash Provided by Financing Activities	330,918	312,163

Effect of Foreign Exchange Rate Changes on Cash	(19,132)	5,924

Change in Cash	6,433	(22,757)
Cash, Beginning of Year	33,590	56,347
Cash, End of Year	40,023	33,590

Non-cash Investing and Financing Activities:
Shares issued for debt settlement	7,500	50,664
Shares issued for services rendered	60,480	107,944
Shares issued for debenture conversion	79,065	-
Shares issued for options exercise included in accounts payable	5,000	-

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

1.    Nature and Continuance of Operations

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. IGEN has three lines of businesses: (i) investing in and managing private high-tech companies that offer products and services in the domains of wireless broadband and machine-to-machine communications and applications; (ii) negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of IGEN; and (iii) commencing May 5, 2014, providing lot inventory management, asset tracking, and stolen vehicle recovery solutions to the automotive dealership industry and its customers after the acquisition of Nimbo, LLC.

These consolidated financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception, and incurred a net loss of $836,758 during the year ended December 31, 2016, and had accumulated losses of $8,512,310 and a working capital deficit of $836,483 as at December 31, 2016. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

(a)	Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the following wholly-owned subsidiaries:

IGEN Business Solutions Inc.	Incorporated in Canada
Nimbo, LLC	Incorporated in USA

All inter-company transactions and balances have been eliminated. These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States, are expressed in U.S. dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful life and recoverability of equipment, impairment of goodwill, valuation of notes payable, fair value of derivative liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

2.    Summary of Significant Accounting Policies

(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivables, and the specific identification of receivables the Company considers at risk. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.

(e)	Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis.  Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded during the years ended December 31, 2016 and 2015.

(f)	Equipment

Office equipment, computer equipment, and software are recorded at cost. Amortization is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed.

Computer equipment	55% declining balance
Office equipment	20% declining balance
Software	3 years straight-line

(g)	Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually, during the fourth quarter, or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

The impairment testing is carried out in two steps. In the first step, the carrying amount of the reporting unit including goodwill is compared with its fair value. When the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered to be impaired and the second step is necessary.

If the total of the expected undiscounted future cash flows is less than the carrying amount of the goodwill, a loss is recognized for the excess of the carrying amount over the fair value of the goodwill. Establishing an implied fair value of goodwill requires the Company to make estimates for key inputs into complex valuation models and to apply significant judgment in the selection of estimates, assumptions and methodologies required to complete the analysis. Areas of judgment include, but are not limited to, development of multi-year business cash flow forecasts, the selection of discount rates, and the identification and valuation of unrecorded assets.

(h)	Impairment of Long-lived Assets

The Company reviews long-lived assets, such as equipment, for impairment whenever events or changes in the circumstances indicate that the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset during the year the impairment occurs. Subsequent expenditure relating to an item of office equipment is capitalized when it is probable that future economic benefits from the use of the assets will be increased.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

2.    Summary of Significant Accounting Policies (continued)

(i)	Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The fair values of cash, accounts and other receivables, restricted cash, and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The fair value of cash is determined based on “Level 1” inputs and the fair value of derivative liabilities is determined based on “Level 2” inputs. The recorded values of notes payable, approximate their current fair values because of their nature and respective maturity dates or durations. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

(j)	Revenue Recognition

The Company derives revenue from the sale of devices and services provided in relation to vehicle tracking and recovery. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when, specifically when all the following conditions are met:
-	There is clear evidence that an arrangement exists;
-	Services are provided or products are delivered to customers;
-	Amounts are fixed or can be determined;
-	The ability to collect is reasonably assured;
-	There is no significant obligation for future performance; and
-	The amount of future returns can be reasonably estimated.

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

(k)	Deferred Revenue

As at December 31, 2016 and 2015, the Company had deferred revenues relating to annual service renewal fees on its vehicle tracking and recovery services. Annual service renewal fees are recorded as a component of deferred revenue in the consolidated balance sheets at the inception of the contract and are recognized as revenue evenly over the contract period.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

2.    Summary of Significant Accounting Policies (continued)

(l)	Income Taxes

Deferred income taxes are provided on the asset and liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has not recorded any amounts pertaining to uncertain tax positions.

(m)	Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ equity.

(n)	Stock-based Compensation

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

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations over the requisite service period.

(o)	Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As at December 31, 2016, the Company has 8,055,294 (2015 – 5,206,399) potentially dilutive shares outstanding.

(p)	Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 2016, and 2015, comprehensive income (loss) consists of foreign currency translation gains and losses.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

2.    Summary of Significant Accounting Policies (continued)
(q)	Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

(r)	Recent Accounting Pronouncements

A number of new standards, and amendments to standards and interpretations, are not yet effective for the year ended December 31, 2016, and have not been applied in preparing these consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), which update the guidance as to how restricted cash should be presented and classified. The updates are intended to reduce diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and in May 2016, ASU 2016-12, Revenues from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients both of which provide supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-10 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09.

The Company has not adopted new accounting policies since its most recent year ended December 31, 2015.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Investment in an Associate

The Company had a 30.37% interest in Gogiro Internet Group (“Gogiro”) which was acquired in 2013. As at December 31, 2015, the Company reviewed the recoverability of the investment in Gogiro and concluded that the investment was fully impaired. As a result, the Company recorded impairment charges of $227,957 for the year ended December 31, 2015. Changes in carrying value of the Company’s investment in Gogiro are as follows:

	Number of Gogiro shares owned	Amount $
Balance, December 31, 2014	2,478,080	227,075
Share of Gogiro’s net income during the year	-	882
Impairment of investment in equity investee	-	(227,957)
Balance, December 31, 2015 and 2016	2,478,080	-

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

4.     Accounts and Other Receivables

	December 31, 2016 $	December 31, 2015 $
Trade accounts receivable	149,825	50,843
GST and other receivable	14,222	19,181
Allowance for doubtful accounts	(1,618)	(19,181)
	162,429	50,843

5.     Equipment

			Foreign Currency	Net Carrying Value
	Cost $	Accumulated Amortization $	Translation Adjustment $	December 31, 2016 $	December 31, 2015 $
Computer equipment	51,375	45,867	928	6,436	14,626
Office equipment	1,603	1,029	-	574	638
Software	6,012	5,637	-	375	2,379
Total	58,990	52,533	928	7,385	17,643

6.     Goodwill

As at December 31, 2016, the Company had goodwill of $505,508 (2015 - $505,508) relating to the acquisition of Nimbo, LLC.

7.     Accounts Payable and Accrued Liabilities

	December 31, 2016 $	December 31, 2015 $
Trade accounts payable	652,537	461,029
Accrued liabilities	39,035	47,604
Accrued interest payable	12,862	6,390
Payroll and commissions payable	32,063	23,965
Taxes payable	6,379	381
	742,876	539,369

8.     Notes Payable

(a)
On September 30, 2014, the Company issued a note payable with principal of $95,000 in exchange for settlement of accounts payable of the same amount. The note payable is unsecured, bears interest at 5% per annum, and is due on demand. The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest rate of 14% per annum. The Company recorded a debt discount of $16,163 to the note payable, which is amortized over the term of the note, and a corresponding amount to additional paid-in capital at issuance. During the year ended December 31, 2016, the Company had amortized $7,762 (2015 - $6,824) of the debt discount to interest expense. As at December 31, 2016, the carrying value of the note payable is $65,000 (2015 - $87,238) and the Company recorded accrued interest of $10,711 (2015 - $5,938), which has been included in accounts payable and accrued liabilities.

(b)
As at December 31, 2014, the Company had a note payable of $45,496 (Cdn$61,083), which is unsecured, bears interest at 14% per annum, and due on demand. During the year ended December 31, 2015, the Company issued 310,318 common shares to settled the note payable and accrued interest totaling $50,664 (Cdn$65,667).

(c)
As at December 31, 2016, the Company had a note payable of $14,998 (Cdn$20,000) (2015 - $29,000 (Cdn$40,000)) owed to a director, which is unsecured, bears interest at 5% per annum, and is due on October 30, 2017. As at December 31, 2016, the Company recorded accrued interest of $2,151 (Cdn$2,373) (2015 - $452 (Cdn$625)), which has been included in accounts payable and accrued liabilities.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

9.     Convertible Debentures

On June 1, 2016, the Company issued two convertible debentures in the principal amounts of $37,577 (Cdn$50,000) and $15,031 (Cdn$20,000), respectively. Under the terms of the debentures, the amounts are unsecured, bear interest at 15% per annum, payable monthly or at term, and are due on the four month anniversary of the closing date of June 8, 2016 (i.e. October 8, 2016). Subject to the approval of the holder of the convertible debentures, the Company may convert any of all of the principal and/or interest at any time following the four month anniversary of the issuance date of the convertible debentures into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $26,306. During the year ended December 31, 2016, the Company had amortized $26,306 (2015 - $nil) of the debt discount to accretion of discount on notes payable. As at December 31, 2016, the carrying value of the debenture was $4,982 (2015 - $nil) and the fair value of the derivative liability was $822,336 (2015 - $nil).

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $26,306. On October 8, 2016, the note became convertible resulting in the Company recording a derivative liability of $26,306 with a corresponding adjustment to loss on change in fair value of derivative liabilities. During the year ended December 31, 2016, the Company had amortized $26,306 (2015 - $nil) of the debt discount to accretion of discount on notes payable expense. On October 13, 2016, the Company issued 512,880 common shares for the full conversion of $54,087 (Cdn$70,000) of these debentures and $2,941 (Cdn$3,855) of accrued interest. Refer to Note 12(g).

10.  Derivative Liabilities

During the year ended December 31, 2016, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars (Note 12) and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815, “Derivatives and Hedging”. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. As at December 31, 2016, the Company had a derivative liability of $27,930 (2015 - $33,982) relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the year ended December 31, 2016, assuming no expected dividends:

	2016	2015
Expected volatility	148% - 233%	103% - 177%
Risk free interest rate	0.44% - 0.85%	0.86% - 1.54%
Expected life (in years)	0.4 - 1.2	1.4 - 5.0

During the year ended December 31, 2016, the Company issued convertible debentures with variable exercise prices based on market rates (Note 9). The Company records the fair value of its convertible debentures with variable exercise prices based on future market rates in accordance with ASC 815, “Derivatives and Hedging”. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the convertible debentures outstanding during the year ended December 31, 2016, assuming no expected dividends:

	2016	2015
Expected volatility	175 - 233%	-
Risk free interest rate	0.26%	-
Expected life (in years)	0.1	-

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

10.  Derivative Liabilities (continued)

During the year ended December 31, 2016, the Company recorded a gain on fair value of derivatives of $10,317 (2015 – loss of $28,267).

11.  Related Party Transactions

(a)	During the year ended December 31, 2016, the Company incurred $250,200 (2015 - $184,797) in management and consulting fees to two officers and a Company controlled by a director.

(b)
As at December 31, 2016, the Company was owed $179,505 (Cdn$241,003) (2015 - $174,125 (Cdn$241,003)) from Gogiro, a company of which the Company has significant influence (Note 3) for cash advances. Of this amount, $30,165 (Cdn$40,500) (2015 - $29,265 (Cdn$40,500)) is unsecured, bears interest at 5% per annum, and is due on demand. The remaining amounts due are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2015, the Company recorded an allowance of $186,190 (Cdn$241,003) against the outstanding balance.

(c)
As at December 31, 2016, the Company owed $132,053 (2015 - $77,564) to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

12.  Common Stock

Share transactions for the year ended December 31, 2016:

(a)	On January 7, 2016, the Company issued 55,556 common shares for proceeds of $5,000 pursuant to the exercise of options.

(b)
On March 29, 2016, the Company issued 588,240 units for proceeds of $76,029 (Cdn$100,000). Each unit consisted of one common share and one share purchase warrant exercisable at $0.25 (Cdn$0.34) per share until March 29, 2018.

(c)
On May 4, 2016, the Company issued 250,000 units for proceeds of $22,770 (Cdn$30,000). Each unit consisted of one common share and one share purchase warrant exercisable at $0.15 per share until May 4, 2018.

(d)
On June 9, 2016, the Company issued 312,500 units for proceeds of $39,283 (Cdn$50,000). Each unit consisted of one common share and one share purchase warrant exercisable at $0.20 per share until June 9, 2017.

(e)
On October 12, 2016, the Company issued 357,143 units for proceeds of $37,659 (Cdn$50,000). Each unit consisted of one common share and one share purchase warrant exercisable at $0.18 per share until October 12, 2017. In relation to this financing, the Company paid finder’s fees of $3,542, which was recorded as share issuance costs.

(f)
On October 12, 2016, the Company issued 50,000 common shares with a fair value of $7,500 for the settlement of debt of $6,000. There Company recorded a loss on settlement of debt of $1,500 in connection with this debt settlement. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

(g)	On October 12, 2016, the Company issued 512,880 common shares upon the conversion of two convertible debentures and accrued interest totaling $79,065.

(h)
On December 5, 2016, the Company issued 980,392 units for proceeds of $100,000. Each unit consisted of one common share and one share purchase warrant exercisable at $0.15 per share until December 5, 2017.

(i)
On December 13, 2016, the Company issued 588,235 units for proceeds of $50,000. Each unit consisted of one common share and one share purchase warrant exercisable at $0.12 per share until December 13, 2017.

(j)
During the year ended December 31, 2016, the Company issued 479,290 common shares with the fair value of $60,480 for consulting services rendered by external consultants. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

12.  Common Stock (continued)

(k)
As at December 31, 2016 and 2015, the Company received subscriptions proceeds of $25,000 for issuance of units at $0.17 per unit. Each unit consists of one common share and one share purchase warrant exercisable at $0.35 per share for a period expiring two years from their date of issuance. As of the date of this report, the Company has not issued the units for this subscription.

Share transactions for the year ended December 31, 2015:

(l)
On April 22, 2015, the Company issued 133,333 units at $0.15 per unit for proceeds of $20,000. Each unit consisted of one common share and a half of a share purchase warrant, with each whole warrant exercisable into one common share at $0.35 per share until April 22, 2017.

(m)	On April 22, 2015, the Company issued 463,506 common shares at $0.17 per share for proceeds of $78,796.

(n)	On April 22, 2015, the Company issued 100,000 common shares for proceeds of $9,000 pursuant to the exercise of options.

(o)
On May 15, 2015, the Company issued 600,000 units for proceeds of $100,367. Each unit consisted of one common share and one share purchase warrant exercisable at $0.25 (Cdn$0.35) per share until May 15, 2017. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on the Canadian Stock Exchange is greater than Cdn$0.60 for twenty consecutive trading days.

(p)
On December 11, 2015, the Company issued 294,118 units for proceeds of $50,000. Each unit consisted of one common share and one share purchase warrant exercisable at $0.35 per share until December 11, 2017. These warrants are also subject at the Company’s option, to an acceleration of their expiry if the weighted average closing price of the Company’s common shares on the Canadian Stock Exchange is greater than $0.50 for ten consecutive trading days.

(q)
During the year ended December 31, 2015, the Company issued 498,801 common shares with a fair value of $107,944 for services. Of this amount, $70,300 relates to services to be rendered, which was recorded as deferred compensation. The fair value of the common stock was determined based on the closing price of the Company’s common stock. During the year ended December 31, 2016, the Company expensed $34,978 (2015 - $15,730) of the deferred compensation as consulting fees, which reflects the pro-rata portion of the services provided to December 31, 2016.

(r)
During the year ended December 31, 2015, the Company issued 310,318 common shares with a fair value of $50,664 for the settlement of debt of $50,644. There is no gain or loss in connection with this debt settlement. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

13.  Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2014	1,375,425	0.24
Issued	978,784	0.29
Expired	(1,228,366)	0.22
Balance, December 31, 2015	1,125,843	0.30
Issued	3,076,510	0.17
Expired	(147,059)	0.40
Balance, December 31, 2016	4,055,294	0.20

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

13.  Share Purchase Warrants (continued)

As at December 31, 2016, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
66,666	0.35	April 22, 2017
600,000	Cdn$0.35	May 14, 2017
312,500	0.20	June 9, 2017
18,000	Cdn$0.35	August 13, 2017
357,143	0.14	October 12, 2017
980,392	0.15	December 2, 2017
294,118	0.35	December 11, 2017
588,235	0.15	December 13, 2017
588,240	Cdn$0.34	March 29, 2018
250,000	0.15	May 4, 2018
4,055,294

14.  Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, December 31, 2014	1,640,556	0.12
Granted	2,540,000	0.19
Exercised	(100,000)	0.09
Balance, December 31, 2015	4,080,556	0.12	99,650
Granted	675,000	0.13
Exercised	(55,556)	0.09
Cancelled / forfeited	(700,000)	0.18
Balance, December 31, 2016	4,000,000	0.16	-

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.07	75,000	1.3	0.07	75,000	1.25
0.09	960,000	1.3	0.09	960,000	0.09
0.10	250,000	4.8	0.10	50,000	0.10
0.16	225,000	4.1	0.16	75,000	0.16
0.19	2,370,000	3.7	0.19	2,345,000	0.19
Cdn$0.25	120,000	3.7	Cdn$0.25	70,000	Cdn$0.25
	4,000,000	3.2	0.16	3,575,000	0.16

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

14.  Stock Options (continued)

On September 21, 2015, the Company granted 540,000 stock options to consultants on the following terms:

Number of stock options	Exercise price per share $	Expiry (years)	Vesting terms
250,000	0.19	5.00	Immediately
70,000	0.19	5.00	On March 21, 2016
20,000	Cdn$0.25	5.00	On March 21, 2016
100,000	Cdn$0.25	5.00	50% on September 21, 2016, and 50% on September 21, 2017
50,000	0.19	4.75	50% on September 21, 2016, and 50% on September 21, 2017
50,000	0.19	5.00	50% on September 21, 2016, and 50% on September 21, 2017
540,000

On September 21, 2015, the Company also granted 2,000,000 stock options to its officers at exercise price of $0.19 per share. All of these options vest immediately and expire on September 21, 2020.

On April 18, 2016, the Company granted 200,000 stock options to an employee with an exercise price of $0.14 per share with an expiry date of April 18, 2020. The options vest 25% on July 18, 2016, 25% on October 18, 2016, and 50% on April 18, 2017.

On July 21, 2016, the Company granted 150,000 stock options to an employee with an exercise price of $0.16 per share with an expiry date of November 1, 2020. The options vest 50% on November 1, 2016 and 50% on November 1, 2017.

On July 21, 2016, the Company granted 25,000 stock options to an employee with an exercise price of $0.16 per share with an expiry date of July 21, 2021. The options vest 50% on July 21, 2017 and 50% on July 21, 2018.

On October 3, 2016, the Company granted 50,000 stock options to two consultants with an exercise price of $0.16 per share with an expiry date of October 3, 2021. The options vest 50% on August 9, 2017 and 50% on August 9, 2018.

On October 3, 2016, the Company granted 250,000 stock options to a consultant with an exercise price of $0.10 per share with an expiry date of October 3, 2021. The options vest 20% immediately and 200,000 quarterly thereafter.

The fair values of stock options granted are amortized over the vesting period where applicable. During the year ended December 31, 2016, the Company recorded $52,702 (2015 - $480,178) in stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2016	2015
Expected volatility	124%	170%
Risk free interest rate	1.16%	1.52%
Expected life (in years)	4.0	5.0

15.  Segmented Information

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The following table summarizes the financial performance of the Company’s reportable segments:

	2016 $	2015 $

Vehicle tracking and recovery solutions	1,143,117	1,035,820

Total consolidated net revenue	1,143,117	1,035,820

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

15.  Segmented Information (continued)

The following table provides a reconciliation to the Company’s consolidated operating results:

	2016 $	2015 $

Vehicle tracking and recovery solutions	(283,671)	(300,510)
Corporate and other	(519,068)	(1,019,096)

Total consolidated operating loss	(802,739)	(1,319,606)

Segmentation by geographical location is not presented as all revenues are earned in U.S. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

16.  Concentration Risk

The Company extends credit to customers on an unsecured basis in the normal course of business. The Company’s policy is to perform an analysis of the recoverability of its receivables at the end of each reporting period and to establish allowances where appropriate. The Company analyzes historical bad debts and contract losses, customer concentrations, and customer credit-worthiness when evaluating the adequacy of the allowances.

During the year ended December 31, 2016, the Company had two customers which accounted for 66% (2015 - 26%) of total revenues.

As at December 31, 2016, the Company had two customers which accounted for 90% (2015 - 87%) of accounts receivable.

17.  Income Taxes

Reconciliation of the Company’s income tax expenses are as follows:

	2016 $	2015 $
Income tax recovery at statutory rate	(334,703)	(564,595)
Permanent differences and other	78,459	360,873
Change in tax rates and true up	(262,355)	27,166
Foreign tax rate difference	33,247	-
Change in valuation allowance	485,352	176,556
Provision for income taxes	-	-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting processes. The components of deferred income tax assets are as follows:

	2016 $	2015 $
Net operating losses carried forward and others	2,236,248	1,757,670
Equipment	19,367	13,569
Share issuance costs	976	-
Valuation allowance	(2,256,591)	(1,771,239)
Net deferred income tax asset	-	-

IGEN NETWORKS CORP.
Notes to the Consolidated Financial Statements
December 31, 2016
(Expressed in U.S. dollars)

17.  Income Taxes (continued)

The Company has adopted FASB ASC 740-10 to account for income taxes.  The Company currently has no issues creating timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. As at December 31, 2016, a provision for income taxes has not been made due to net operating loss carry-forwards of $5,954,978 (2015 - $5,326,905), which may be offset against future taxable income, expiring in the following years:

$
2029	416,391
2030	2,263,993
2031	693,620
2032	367,394
2033	370,405
2034	551,804
2035	663,298
2036	628,073
5,954,978

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxation jurisdictions are those for the years ended December 31, 2016, 2015, 2014, 2013, 2012 and 2011. The actual losses available could differ from these estimates.

18.  Commitment

On July 19, 2016, the Company entered into a settlement agreement with a creditor, whereby the Company would pay $259,828 to the creditor as full repayment of a promissory note (Note 8(a)) and all outstanding payables over a 14 month payment plan.

19.  Subsequent Events

(a)
On March 2, 2017, the Company issued 2,222,222 units for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable until March 2, 2019. The share purchase warrant is exercisable at $0.18 per share for the first year and $0.23 per share thereafter.

(b)	On March 2, 2017, the Company issued 56,000 shares of common stock for consulting services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company did effect a change of accountants in 2017:  On March 3, 2017, A Chan and Company LLP resigned as the Registrant’s independent registered public accounting firm at the request of the Company.  The Company’s Board of Directors subsequently ratified and approved the resignation of A Chan and Company LLP as its independent registered public accounting firm. Effective on the same date, the Company’s Board of Directors appointed Saturna Group Chartered Professional Accountants LLP (“Saturna Group”) as our new independent registered public accounting firm.

There were no disagreements or any reportable events of the types described in paragraphs (a)(1)(iv) and (a)(1)(v) of Item 304(a) of Regulation S-K  in connection with this change, and there have been no disagreements with accountants over the past two years.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016.  The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting.  The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of Decenber 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2016 there was no information required to be reported on Form 8K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of December 31, 2014:

Name	Age	Position	Term of Office
Robert Nealon	60	Director, Chairman of the Board	July 8, 2010 to present
Neil G. Chan	54	Director, Chief Executive Officer	September 1, 2011 to present
Richard Freeman	56	Director, Chief Operating Officer	November 1, 2011 to present

Business Experience

The following are brief backgrounds on the Directors and Officers of the Company

Robert Nealon, Chairman of the Board & Director
Mr. Nealon is the Principal Attorney in Nealon & Associates, P.C., which is a Washington, D.C. based law and government relations firm. He has been practicing law for twenty-seven years and has achieved an AV rating from Martindale-Hubbell, the leading rating bureau for the legal profession. Mr. Nealon has a B.A. from University of Rochester (1977) and M.B.A. from Rochester Institute of Technology (1978). He received his Juris Doctorate, magna cum laude, from the University of Bridgeport in 1982 and his Masters of Law in Taxation (L.L.M.) degree from Georgetown University in 1984. He is a member of the bar associations of New York State and Virginia, the American Bar Association and the Federal Bar Association. Mr. Nealon served as Adjunct Instructor of Corporate Law, George Washington University from 1985 until 2005. Mr. Nealon has been lead counsel on hundreds of commercial trials, including multi-million dollar derivative action lawsuits, security fraud and government contract fraud. He has been counsel to hundreds of corporations, including insurance affinity marketing, manufacturing and multiple financial institutions. Mr. Nealon has been active over the years in national politics and government relations.

Mr. Nealon was appointed to the Virginia Small Business Advisory Board by former Virginia Governor Warner and was reappointed to this state board by Governor Kaine through 2010 as its Chairman. Mr. Nealon is Chairman of the George Mason University Advisory Board for the School for Conflict Analysis and Resolution in Arlington, Virginia. He is a former Director of the Alexandria Small Business Development Corporation. He is also an active member of the National Press Club and the Democratic National Club.

Neil G. Chan, Chief Executive Officer & Director
Mr. Chan is a career technologist who has pioneered the early adoption of disruptive technologies in more than 45 countries over the last 30 years. From start-up to $400M in annual revenues, Mr. Chan has led and created the best-in-class sales, marketing, and service organizations during the development of wireless data infrastructure, mobile content, Software-as-a-Service for commercial fleets, and HFC broadband infrastructure. Mr. Chan led the first technology transfer initiative between Canada and Mainland China on behalf of Spar Aerospace and Gandalf Technologies Inc., during the mid-1980s along with training, product marketing and sales responsibilities for growing Gandalf’s export markets; shortly after Mr. Chan was recruited to Motorola Inc., to lead the product marketing of the industry’s first mobile data solutions for public safety, taxi, utility, and field service markets. Mr. Chan led Motorola’s initiative to expand into public data networks throughout the Asia Pacific region during the 1990s and subsequently was promoted to Managing Director to lead the expansion of HFC data and voice broadband networks throughout the region. In the spring of 2000, Mr. Chan joined Airvana Inc., to lead business development for the early adoption of CDMA-based broadband wireless networks which today continue to serve millions of users throughout North America and Latin America. Most recently, Mr. Chan led worldwide sales and marketing of fleet management services for WebTech Wireless Inc., which contributed five years of record growth and industry leadership across government and transportation markets. Mr. Chan has served on the Executive Review Board of Royal Roads University and continues to mentor and support early stage technology companies.

Richard Freeman, Chief Operating Officer & Director
Mr. Freeman is a senior high-tech operations and product development executive with over 25 years experience managing leading-edge hardware and software communications solutions and services across a broad-range of technologies and international markets. Mr. Freeman’s career began with Mobile Data International where he spearhead adoption of early private wireless data networks for Taxi, Public Safety and Utility markets, overseeing 800Mhz radio Manufacturing Engineering, data terminal manufacturing, RF system design, and International sales support and system deployment.   In the early 90’s, Mr. Freeman was responsible for technical sales support and system implementation for Motorola’s Wireless Data Group located in London and Paris. Mr. Freeman was instrumental in Motorola’s successful launch into European Taxi markets, along with the global launch of data infrastructure with the responsibility for product definition, marketing, and implementation of wireless data infrastructure based on Motorola DataTAC and ARDIS network solutions.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)1	Stock awards ($)	Option awards ($)2	Total ($)
Neil G. Chan - Director, President & CEO	2016	120,600	0	0	120,600
	2015	98,257	0	189,900	288,157
	2014	74,360	0	0	74,360
Richard Freeman - Director, COO	2016	120,600	0	0	120,600
	2015	86,540	0	189,900	276,440
	2014	65,230			65,230

1Salary for services as an executive officer.  No compensation for services as a director received in 2014, 2015 or 2016.
2Valuation of Stock and Option awards are based on the issuance details listed in the Note 14 to the Company’s consolidated financial statements for the year ended December 31, 2016.

Outstanding Equity Awards at Fiscal Year-end

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable
Neil Chan, CEO
	1,000,000	0	$0.19	21-Sep-20
Richard Freeman, COO	275,000	0	$0.09	31-Mar-18
	1,000,000	0	$0.19	21-Sep-20

The company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon	2016	0	0	0	0
Director, COB	2015	0	0	47,475	47,475
	2014	0	0	0	0

1Provides information on Directors not serving as executive officers only.  Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors are currently not paid any standard compensation for acting as directors.   In 2013 Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised.  In 2015 Mr. Nealon was awarded 250,000 stock options, all of which vested in 2015 and none of which were exercised.  Mr. Nealon had 400,000 options vested and unexercised as of December 31, 2016

Compensation of Executives

The CEO and COO of the Company, who are also directors of the Company, are paid Cdn$120,000 per annum as compensation for services in their respective capacities as executive officers of the Company.  They are also paid US$30,000 per annum for services as executive offers of Nimbo LLC.  In 2013 the CEO Neil Chan was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014.  In 2015 Mr. Chan was granted a further 1,000,000 stock options all of which vested in 2015 and 55,556 options were exercised in January 2016, leaving a total of 1,000,000 options vested and unexercised as of December 31,2016.  In 2013 COO Richard Freeman was granted 500,000 stock options, all of which vested in 2013, and of which 225,000 were exercised, leaving 275,000 vested and unexercised as of December 31, 2014.  In 2015 Mr. Freeman was granted a further 1,000,000 stock options all of which vested in 2015 and none of which were exercised, leaving a total of 1,275,000 options vested and unexercised as of December 31, 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2016.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2016.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	4,000,000	0.16	1,830,125
Equity compensation plans not approved by security holders	0	N/A	0
Total	4,000,000	0.16	1,830,125

Security Ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares		Nil	Nil

Security Ownership of Management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Shares	Robert Nealon Director, COB	521,571	1.61%
Common Shares	Neil G. Chan Director, President & CEO	2,478,167	7.65%
Common Shares	Richard Freeman Director, COO	474,900	1.47%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

During the year ended December 31, 2016, the Company incurred $250,200 (2015 - $184,797) in management and consulting fees to two officers and a Company controlled by a director.

As at December 31, 2016, the Company was owed $179,505 (Cdn$241,003) (2015 - $174,125 (Cdn$241,003)) from Gogiro, a company of which the Company has significant influence for cash advances. Of this amount, $30,165 (Cdn$40,500) (2015 - $29,265 (Cdn$40,500)) is unsecured, bears interest at 5% per annum, and is due on demand. The remaining amounts due are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2015, the Company recorded an allowance of $186,190 (Cdn$241,003) against the outstanding balance.

As at December 31, 2016, the Company owed $132,053 (2015 - $77,564) to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

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

2015: $30,940
2016: $30,000

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2015: $2,341
2016: $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2015: $3,265
2016: $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2015: $0
2016: $0

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

(1) Financial statements:
- Audited Financial Statements for the year ended December 31, 2016

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

IGEN Networks Corp

April 17, 2017	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

April 17, 2017	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer