Form 10-Q
period 2017-03-31
IGEN NETWORKS CORP
filed 2017-05-22
CIK 1393540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☐	Smaller reporting company: ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The number of shares of the registrant’s common stock issued and outstanding as of May 18, 2017 is 34,716,827.

Part I
FINANCIAL INFORMATION
Item 1.  Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three month period ended March 31, 2017 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements
For the Three Months Ended March 31, 2017
(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.
Condensed Consolidated Interim Balance Sheets
(Expressed in U.S. dollars)

	Note	March 31, 2017 $	December 31, 2016 $
		(unaudited)
Assets

Current Assets
Cash		38,523	40,023
Accounts and other receivables	3	143,741	162,429
Inventory		13,438	17,226
Prepaid expenses and deposits		24,844	18,811
Restricted cash		25,000	15,000
Total Current Assets		245,546	253,489

Equipment	4	5,985	7,385
Goodwill		505,508	505,508
Total Assets		757,039	766,382

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	5, 9	703,091	742,876
Current portion of deferred revenue		209,534	239,168
Notes payable	6	63,293	79,998
Convertible debenture, net of unamortized discount of $32,106 and $nil, respectively	7	17,894	-
Derivative liabilities	8	82,474	27,930
Total Current Liabilities		1,076,286	1,089,972

Deferred revenue		107,138	73,985
Total Liabilities		1,183,424	1,163,957

Nature and Continuance of Operations	1
Commitment	15
Subsequent Events	16

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding – 34,667,807 and 32,389,585 shares, respectively		34,668	32,390
Share subscriptions received	10(c)	25,000	25,000
Additional paid-in capital		8,321,506	8,109,286
Deferred compensation	10(d)	(11,044)	(19,592)
Accumulated other comprehensive loss		(49,444)	(32,349)
Deficit		(8,747,071)	(8,512,310)
Total Stockholders’ Deficit		(426,385)	(397,575)
Total Liabilities and Stockholders’ Deficit		757,039	766,382

Approved on Behalf of the Board

“Neil Chan”	Director

“Richard Freeman”	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited - Expressed in U.S. dollars)

		Three Months Ended March 31,
	Note	2017 $	2016 $

Revenue
Sales, hardware		210,627	177,283
Sales, services		112,749	96,724
Total Revenue		323,376	274,007
Cost of goods sold		189,809	133,714
Gross Profit		133,567	140,293

Expenses
Advertising and selling expenses		45,158	14,777
Consulting and business development fees	9	37,406	59,183
Depreciation		1,402	2,583
Foreign exchange gain		(16,416)	(492)
General and administrative		48,626	37,726
Management fees	9	70,330	58,438
Salaries		112,938	100,323
Stock-based compensation	11, 12	8,858	14,990
Travel		37,341	17,240
Total Expenses		345,643	304,768
Loss Before Other Expenses		(212,076)	(164,475)
Other Expenses
Accretion of discount on notes payable		(21)	(1,836)
Loss on change in fair value of derivative liabilities	8	(22,417)	(10,549)
Interest expense		(247)	(12,814)
Total Other Expenses		(22,685)	(25,199)
Net Loss for the Period		(234,761)	(189,674)
Other Comprehensive Loss
Foreign currency translation loss		(17,095)	(12,234)
Comprehensive Loss for the Period		(251,856)	(201,908)
Net Loss per Share, Basic and Diluted		(0.01)	(0.01)
Weighted Average Number of Common Shares Outstanding		33,123,679	28,462,252

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statement of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in U.S. dollars)

						Accumulated		Total
			Share	Additional		Other		Stockholders’
	Common Stock		Subscriptions	Paid-in	Deferred	Comprehensive		Equity
	Shares #	Amount $	Received $	Capital $	Compensation $	Loss $	Deficit $	(Deficit) $

Balance, December 31, 2015	28,215,349	28,215	25,000	7,586,514	(54,570)	(11,871)	(7,675,552)	(102,264)

Stock-based compensation	-	-	-	14,990	-	-	-	14,990
Shares issued for cash	588,240	588	-	71,896	-	-	-	72,484
Shares issued for services	200,000	200	-	36,850	-	-	-	37,050
Shares issued for exercise of options	55,556	56	-	4,944	-	-	-	5,000
Deferred compensation charged to operations	-	-	-	-	8,409	-	-	8,409
Foreign currency translation loss	-	-	-	-	-	(12,234)	-	(12,234)
Net loss for the period	-	-	-	-	-	-	(189,674)	(189,674)

Balance, March 31, 2016	29,059,145	29,059	25,000	7,715,194	(46,161)	(24,105)	(7,865,226)	(166,239)

Balance, December 31, 2016	32,389,585	32,390	25,000	8,109,286	(19,592)	(32,349)	(8,512,310)	(397,575)

Stock-based compensation	-	-	-	8,858	-	-	-	8,858
Units issued for cash	2,222,222	2,222	-	197,778	-	-	-	200,000
Shares issued for services	56,000	56	-	5,584	-	-	-	5,640
Deferred compensation charged to operations	-	-	-	-	8,548	-	-	8,548
Foreign currency translation loss	-	-	-	-	-	(17,095)	-	(17,095)
Net loss for the period	-	-	-	-	-	-	(234,761)	(234,761)

Balance, March 31, 2017	34,667,807	34,668	25,000	8,321,506	(11,044)	(49,444)	(8,747,071)	(426,385)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2017 $	2016 $
Cash Flows from Operating Activities
Net loss for the period	(234,761)	(189,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	21	1,836
Loss on change in fair value of derivative liabilities	22,417	10,549
Depreciation	1,402	2,583
Shares issued for services	14,188	37,050
Stock-based compensation	8,858	14,990

Changes in operating assets and liabilities:
Accounts and other receivables	18,688	2,483
Inventory	3,788	(22,731)
Prepaid expenses and deposits	(6,033)	-
Restricted cash	(10,000)	-
Accounts payable and accrued liabilities	(39,785)	120,082
Deferred revenue	3,519	(2,975)
Net Cash Used in Operating Activities	(217,698)	(25,807)

Cash Flows from Financing Activities
Proceeds from notes payable	8,000	-
Repayment of notes payable	(25,000)	-
Proceeds from convertible debenture	50,000	-
Proceeds from issuance of common stock	200,000	72,484
Proceeds from options exercised	-	5,000
Net Cash Provided by Financing Activities	233,000	77,484

Effect of Foreign Exchange Rate Changes on Cash	(16,802)	(1,813)

Change in Cash	(1,500)	49,864
Cash, Beginning of Period	40,023	33,590
Cash, End of Period	38,523	83,454

Supplemental Disclosures:
Interest paid	25	-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
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

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated interim financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception, and incurred a net loss of $234,761 during the period ended March 31, 2017, and had accumulated losses of $8,747,071 and a working capital deficit of $830,740 as at March 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies

(a)	Basic of Presentation and Consolidation

These condensed consolidated interim financial statements and related notes include the records of the Company and the following wholly-owned subsidiaries:

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

(b)	Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated interim financial statements to conform to the current period’s presentation.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
(Unaudited - Expressed in U.S. dollars)

2.    Summary of Significant Accounting Policies (continued)

(c)	Use of Estimates

The preparation of these condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful life and recoverability of equipment, impairment of goodwill, valuation of notes payable, fair value of derivative liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Recent Accounting Pronouncements

A number of new standards, and amendments to standards and interpretations, are not yet effective for the period ended March 31, 2017, and have not been applied in preparing these condensed consolidated interim financial statements.

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

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
(Unaudited - Expressed in U.S. dollars)

3.     Accounts and Other Receivables

	March 31, 2017 $	December 31, 2016 $
Trade accounts receivable	134,963	149,825
GST and other receivables	10,396	14,222
Allowance for doubtful accounts	(1,618)	(1,618)
	143,741	162,429

4.     Equipment

			Net Carrying Value
	Cost $	Accumulated Amortization $	March 31, 2017 $	December 31, 2016 $
Computer equipment	50,453	45,042	5,411	6,436
Office equipment	1,603	1,029	574	574
Software	6,012	6,012	-	375
Total	58,068	52,083	5,985	7,385

5.     Accounts Payable and Accrued Liabilities

	March 31, 2017 $	December 31, 2016 $
Trade accounts payable	595,506	652,537
Accrued liabilities	47,576	39,035
Accrued interest payable	12,660	12,862
Payroll and commissions payable	43,885	32,063
Taxes payable	3,464	6,379
	703,091	742,876

6.     Notes Payable

(a)
On September 30, 2014, the Company issued a note payable for $95,000 in exchange for settlement of accounts payable. The note payable is unsecured, bears interest at 5% per annum, and is due on demand. The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest rate of 14% per annum. The Company recorded a debt discount of $16,163 to the note payable, which is amortized over the term of the note, and a corresponding amount to additional paid-in capital at issuance. During the year ended December 31, 2016, the Company repaid $30,000 of the principal. During the three months ended March 31, 2017, the Company repaid $25,000 of the principal. As at March 31, 2017, the carrying value of the note payable is $40,000 (December 31, 2016 – $65,000) and the Company recorded accrued interest of $10,711 (December 31, 2016 – $10,711), which has been included in accounts payable and accrued liabilities.

(b)
As at March 31, 2017, the Company had a note payable of $14,886 (Cdn$20,000) (December 31, 2016 – $14,998 (Cdn$20,000)) owed to a director, which is unsecured, bears interest at 5% per annum, and is due on October 30, 2017. As at March 31, 2017, the Company recorded accrued interest of $1,949 (Cdn$2,619) (December 31, 2016 – $1,767 (Cdn$2,373)), which has been included in accounts payable and accrued liabilities.

(c)
On March 23, 2017, the Company entered into the loan agreement with a third party for a principal amount of $8,695, which includes a one-time loan fee of $695, which was charged to interest expense. The note payable is unsecured, non-interest bearing, and requires minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company's PayPal account will be used to pay off the loan until the loan is repaid in full. As at March 31, 2017, the balance of the note payable was $8,407 (December 31, 2016 - $nil).

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
(Unaudited - Expressed in U.S. dollars)

7.     Convertible Debenture

On March 30, 2017, the Company issued a convertible debenture to a third party in the principal amount of $50,000. Under the terms of the debenture, the amount is unsecured, bears interest at 12% per annum, calculated monthly and not in advance, and is due on September 30, 2017. Subject to the approval of the holder of the convertible debenture, the Company may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (September 30, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock.

The Company analyzed the conversion option under ASC 815, “Derivative and Hedging” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option.  The fair value of the derivative liability resulted in a discount to the convertible debenture of $32,127. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the value of $50,000. During the three months ended March 31, 2017, $21 (2016 - $nil) of accretion expense had been recorded. As at March 31, 2017, the carrying value of the convertible debenture is $17,894 (December 31, 2016 - $nil).

8.     Derivative Liabilities

During the year ended December 31, 2016, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued quarterly with corresponding gains and losses recorded in the consolidated statement of operations. As at March 31, 2017, the Company had a derivative liability of $42,642 (December 31, 2016 - $27,930) relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the three months ended March 31, 2017, assuming no expected dividends:

	March 31, 2017	March 31, 2016
Expected volatility	129% - 241%	103% - 177%
Risk free interest rate	0.74% - 1.03%	0.86% - 1.54%
Expected life (in years)	0.1 - 1.0	1.4 - 5.0
During the three months ended March 31, 2017, the Company issued a convertible debenture with variable exercise prices based on market rates (Note 7). The Company records the fair value of its convertible debenture with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liability is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. As at March 31, 2017, the Company had a derivative liability of $39,832 (December 31, 2016 - $nil) relating to the conversion feature of the convertible debenture. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the convertible debentures outstanding during the three months ended March 31, 2017, assuming no expected dividends:
	March 31, 2017	March 31, 2016
Expected volatility	212%	-
Risk free interest rate	0.91%	-
Expected life (in years)	0.6	-

During the three months ended March 31, 2017, the Company recorded a loss on fair value of derivative liabilities of $22,417 (2016 – $10,549).

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
(Unaudited - Expressed in U.S. dollars)

9.     Related Party Transactions

(a)	During the three months ended March 31, 2017, the Company incurred $72,164 (2016 - $58,438) in management and consulting fees to companies controlled by three officers of the Company.

(b)
As at March 31, 2017, the Company was owed $180,919 (Cdn$241,003) (December 31, 2016 - $179,505 (Cdn$241,003)) from Gogiro, a company of which the Company has significant influence for cash advances. Of this amount, $30,403 (Cdn$40,500) (December 31, 2016 - $30,165 (Cdn$40,500)) is unsecured, bears interest at 5% per annum, and is due on demand. The remaining amounts due are unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2015, the Company recorded an allowance of $180,919 (Cdn$241,003) against the outstanding balance.

(c)
As at March 31, 2017, the Company owed $150,757 (December 31, 2016 - $132,053) to officers of the Company and companies controlled by officers of the Company, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

10.   Common Stock

Share transactions for the period ended March 31, 2017:

(a)
On March 2, 2017, the Company issued 2,222,222 units at $0.09 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable until March 2, 2019. The share purchase warrant is exercisable at $0.18 per share for the first year and $0.23 per share thereafter.

(b)	On March 2, 2017, the Company issued 56,000 shares of common stock with a fair value of $5,640 for consulting services rendered by a company controlled by the Vice President of Finance of the Company.

(c)
As at March 31, 2017 and December 31, 2016, the Company has share subscriptions received of $25,000 for the issuance of units at $0.17 per unit. Each unit will consist of one common share and one share purchase warrant exercisable at $0.35 per share for a period expiring two years from their date of issuance.

(d)
During the year ended December 31, 2015, the Company issued 498,801 common shares with a fair value of $107,944 for services. Of this amount, $70,300 relates to services to be rendered, which was recorded as deferred compensation. The fair value of the common stock was determined based on the closing price of the Company’s common stock. During the three months ended March 31, 2017, the Company expensed $8,548 (2016 - $8,409) of the deferred compensation as consulting fees, which reflects the pro-rata portion of the services provided to March 31, 2017.

11.   Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2016	4,055,294	0.20
Issued	2,272,222	0.18
Balance, March 31, 2017	6,327,516	0.20

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
(Unaudited - Expressed in U.S. dollars)

11.   Share Purchase Warrants (continued)

As at March 31, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
66,666	0.35	April 22, 2017
600,000	Cdn$0.35	May 14, 2017
312,500	0.20	June 9, 2017
18,000	Cdn$0.35	August 13, 2017
357,143	0.14	October 12, 2017
980,392	0.15	December 2, 2017
294,118	0.35	December 11, 2017
588,235	0.15	December 13, 2017
588,240	Cdn$0.34	March 29, 2018
250,000	0.15	May 4, 2018
2,222,222	0.18	March 2, 2019
50,000	0.20	January 2, 2022
6,327,516

During the three months ended March 31, 2017, the Company issued 50,000 share purchase warrants with a fair value of $2,185 as contract fees to a third party for future financing, which was recorded in stock-based compensation. The Company uses the Black-Scholes option pricing model to establish the fair value of warrants issued assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016
Expected volatility	173%	-
Risk free interest rate	1.14%	-
Expected life (in years)	3.0	-

12.   Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Balance, December 31, 2016 and March 31, 2017	4,000,000	0.16	24,700

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.07	75,000	1.0	0.07	75,000	0.07
0.09	960,000	1.0	0.09	960,000	0.09
0.10	250,000	4.5	0.10	150,000	0.10
0.16	225,000	3.9	0.16	75,000	0.16
0.19	2,370,000	3.5	0.19	2,320,000	0.19
Cdn$0.25	120,000	3.5	Cdn$0.25	70,000	Cdn$0.25
	4,000,000	2.9	0.16	3,650,000	0.16

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
(Unaudited - Expressed in U.S. dollars)

12.   Stock Options (continued)

The fair values of stock options granted are amortized over the vesting period where applicable. During the three months ended March 31, 2017, the Company recorded $6,673 (2016 - $14,990) in stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016
Expected volatility	-	200%
Risk free interest rate	-	1.52%
Expected life (in years)	-	5.0

13.   Segmented Information

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The following table summarizes the financial performance of the Company’s reportable segments:

	Three months ended March 31, 2017 $	Three months ended March 31, 2016 $

Vehicle tracking and recovery solutions	323,376	274,007

Total consolidated net revenue	323,376	274,007

Segmentation by geographical location is not presented as all revenues are earned in U.S. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

14.   Concentration Risk

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

During the three months ended March 31, 2017, the Company had two (2016 - three) customers which accounted for 77% (2016 - 49%) of total revenues.

As at March 31, 2017, the Company had two (December 31, 2016 - two) customers which accounted for 99% (December 31, 2016 - 90%) of accounts receivable.

15.   Commitment

On July 19, 2016, the Company entered into a settlement agreement with a creditor, whereby the Company would pay $259,828 to the creditor as full repayment of a promissory note (Note 6(a)) and all outstanding payables over a 14 month payment plan.

IGEN NETWORKS CORP.
Notes to the Condensed Consolidated Interim Financial Statements
March 31, 2017
(Unaudited - Expressed in U.S. dollars)

16.   Subsequent Events

(a)	On April 20, 2017, the Company issued 49,020 shares of common stock for consulting services.

(b)
On May 11, 2017, the Company granted 1,550,000 stock options to officers, directors, employees, and consultants of the Company, which are exercisable at $0.13 per share and expire on May 11, 2022. Of this amount, 1,150,000 vests on the date of grant, 50,000 vests on October 21, 2017, 50,000 vests on November 11, 2017, and the remaining 300,000 vests on May 11, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three-month period ended March 31, 2017.  This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three-month period ended March 31, 2017 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements and information in this MD&A may not be based on historical facts and may constitute forward-looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”), including our business outlook for the short and longer term and our strategy, plans and future operating performance. Forward-looking statements are provided to help you understand our views of our short and longer term prospects. We caution you that forward-looking statements may not be appropriate for other purposes. We will not update or revise any forward-looking statements unless we are required to do so by securities laws. Forward-looking statements:

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

Overview

During the first quarter of 2017 the Company continued to focus on initiatives to grow revenue, expand its customer base, and develop new revenue streams for its wholly owned subsidiary Nimbo LLC.  The company also continued to pursue strategic merger and acquisition activities with targeted technologies and technology companies, and raising required capital.

Notable highlights of the 3 months period ended March 31, 2017 include the following Company achievements:

-	On January 17, 2017, the Company announced a new nation-wide marketing initiative for increased exposure through Verizon Wireless’ B2B channels to automotive dealerships across the US.

-	On March 7, 2017, the Company announced receipt of new orders for Nimbo’s pre-loaded automotive dealership product and services.

-	On March 7, 2017, the Company announced expansion of Nimbo’s sales force including increased staffing in California and the opening of new sales office in Charlotte, NC.

-	Quarterly revenue growth.
•	Q1 2017 Revenues of $323,376;
o	3% growth over the previous quarter;
o	18% growth over the similar period in 2016.

-	Gross Profit growth (quarter-on-previous-quarter):
•	Q1 2016 Gross Profit of $133,567
o	49% growth over the previous quarter
o	5% reduction over the similar period in 2016

-	Healthy Gross Margin
•	Q1 2017 Gross margins of 41%
o	Up from 29% in previous quarter, and 34.5% for all of 2016
o	Down from 51% in the similar period in 2016

-	Improved Net Loss (quarter-on-previous-quarter)
•	Net loss of ($234,761)
o	18% reduction over previous quarter
o	24% increase over similar period in 2016

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of March 31, 2017, the Company’s current assets were $245,546, a marginal reduction of 3% over the quarter.  The most significant increase to current assets was an increase in restricted cash and prepaid expenses of $16,033, which was primarily increases to existing deposits and secured letters of credits for vendors, and the most significant reduction was an $18,688 reduction in accounts receivables.

Current liabilities dropped $13,686, or 1%, over the quarter.  The company was able to reduce its accounts payable and notes payable by a total of $56,490, but this was offset by a $50,000 in a new convertible debenture.  The Company also saw a net reduction of $29,634 in the current portion of its deferred revenue that was converted to revenue recognized during the period.

The Company finished the third quarter with a working capital deficiency of ($830,740), an improvement of $5,743 over the quarter. Of the total working capital deficiency, ($209,534) is short-term deferred revenue liabilities that will convert to revenue, ($82,474) is non-cash derivative liabilities associated with estimating potential foreign-exchange impact on warrants issued in Canadian dollars and with fluctuating conversion prices for the convertible debenture (see Note 8 to the consolidated financial statements), and ($50,000) is a new convertible debenture, offset by $32,106 of unamortized discount on the convertible debenture.  The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

The Company monitors its net debt1 to ensure that its capital structure is maintained by a strong balance sheet to fund its future growth. Net debt is used in this document in the context of liquidity and is calculated as the total of the Company’s current liabilities, less deferred revenue and derivative liabilities, less current assets.  There is no U.S. GAAP measure that is reasonably comparable to net debt. The Company’s net debt for the period ended March 31, 2017 was $538,732, a decrease of 5% over the quarter.

Total Assets and Liabilities, Net Assets

The Company’s total assets as of March 31, 2017 were $757,039, a reduction of $9,343 over the quarter.  This decrease was commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

Total liabilities increased marginally ($19,467, or 2%) over the quarter.  This increase was composed primarily of the $33,153 increase in net non-current deferred revenue offset by the $13,686 decrease in current liabilities previously discussed.  Non-current deferred revenue accounts for pre-paid services that are to be provided beyond a one-year timeframe.  This liability is eventually converted first to current deferred revenue as it comes within one year, and then to recognized or earned revenue.

The above resulted in net assets of ($426,385), a decrease over the quarter of ($28,810).  However, 74% of this is $316,672 in deferred revenue, both current and longer term, that will eventually become earned.

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

1See non-GAAP Measures discussion on page 7

Results of Operations

Revenues and Net Income (Loss)

Revenues

The Company had first quarter revenues of $323,376, a marginal 3% increase over the previous quarter but an 18% increase over the similar period in 2016.  Sales growth was due primarily to growth of pre-loaded product and services sold into automotive dealer markets.

First quarter gross profits of $133,567 were a significant 49% increase over the previous quarter, though marginally down by $6,726 from the similar quarter in 2016.

Similarly, gross margins for the first quarter of 41% was a significant increase over gross margins of 29% recorded in the previous quarter, but were down from the 51% reported in the similar period in 2016.  Reduced gross margins year on year were not unexpected, as Q1 2016 was a bit of an anomaly; by comparison, gross margins for all of 2016 were 34.5% and all of 2015 was 31%.  The growth in gross margins over the previous quarter was due to a larger percentage of high-margin deferred revenues being recognized in the recent quarter, combined with a marginal drop in hardware sales; service revenues and hardware revenues were up 12% and down 1.5% respectively, compared to the previous quarter.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to try to grow sales and maximize overall margins.

In 2016, the Company implemented a pricing model based on initial lower margin sales of services and hardware that is pre-loaded in automotive dealership lots, with follow-on high margin revenue generated by subsequent sell-through to end customers. The Company anticipates this pricing, margin, and revenue recognition model will continue to grow in 2017.

Expenses

Expenses for Q1 2017 totaled $345,643, a 4% increase over the previous quarter, and a 13% increase over the similar period in 2016, though this is understated somewhat as it includes $16,416 of foreign exchange gain. Net any foreign exchange loss/gain, expenses increased 19% over Q1 2016. Though overall expenses were reduced over the quarter, the Company continues to incur increases particularly in salaries and expenses related to sales, and anticipates this will continue as the Company continues to invest in growing its sales organization.  The Company also anticipates increases in development-associated labour and material costs in the next several quarters.

Net Income (Loss)

The Company had a Q1 2017 net loss of ($234,761), an increase of ($45,087) over the same period in 2016, but an improvement of $50,830, or 18% over the previous quarter.

The Company believes the requirement to defer a significant portion of its revenue results in the reported net income/(loss) not adequately reflecting actual sales growth or cash flow.  When cash received from deferred revenue sales is included, and therefore on a non-GAAP basis, the Company’s funds flow from operations was ($184,356)2.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw a decrease of ($1,500) in cash over the period.   Net cash of $217,698 used in operating activities was offset by net financing cash of $233,000 raised via private placements, notes payable, and convertible debt.  Cash at the end of the period was $38,523.

2See non-GAAP Measures discussion on page 7

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

A reconciliation of funds flow from operations to cash provided by operating activities is presented as follows:

Funds Flow from Operations	Three Months Ended March 31		Twelve Months Ended December 31
	2017	2016	2016	2015
Cash provided by operating activities	$(217,698)	$(25,807)	$(305,353)	$(327,647)
Change in non-cash working capital	29,823	(96,859)	(345,596)	(293,103)
Change in deferred revenue	3,519	(2,975)	256,353	136,255
Funds flow from operations	$(184,356)	$(125,641)	$(394,596)	$(484,495)
Per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

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

The following table outlines the Company calculation of net debt:

Net Debt	Three Months Ended March 31		Twelve Months Ended December 31
	2017	2016	2016	2015
Current assets	$245,546	$230,952	$253,489	$120,974
Current liabilities	(1,076,286)	(827,100)	(1,089,972)	(746,389)
Adjust current deferred revenue	209,534	53,825	239,168	56,800
Adjust current derivatives	82,474	-	27,930	33,982
Net debt	$(538,732)	$(542,323)	$(569,385)	$(534,633)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017.  The conclusions of the Company’s principal officers was that the disclosure controls and procedures in place are adequately effective such that, with some exceptions, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months covered by this report and ended March 31, 2017, the following securities were sold or issued:

On March 2, 2017, the Company issued 2,222,222 units at $0.09 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable until March 2, 2019. The share purchase warrant is exercisable at $0.18 per share for the first year and $0.23 per share thereafter.

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

IGEN Networks Corp

May 22, 2017	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

May 22, 2017	By:	/s/ Richard Freeman
Richard Freeman
Director, Chief Operating Officer