Form 10-Q
period 2017-06-30
IGEN NETWORKS CORP
filed 2017-08-21
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29970 Technology Drive, Suite 108, Murrieta CA 92563
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

The number of shares of the registrant’s common stock issued and outstanding as of August 21, 2017 is 34,863,886.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the six month period ended June 30, 2017 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Six Months Ended June 30, 2017

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited - Expressed in U.S. dollars)

	Note	June 30, 2017 $	December 31, 2016 $

Assets

Current Assets
Cash		40,073	40,023
Accounts and other receivables	3	155,996	162,429
Inventory		20,474	17,226
Prepaid expenses and deposits		21,281	18,811
Restricted cash		25,000	15,000
Total Current Assets		262,824	253,489

Equipment	4	5,238	7,385
Goodwill		505,508	505,508
Total Assets		773,570	766,382

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	5,9	779,279	742,876
Current portion of deferred revenue		217,665	239,168
Notes payable	6	61,012	79,998
Convertible debentures, net of unamortized discount of $20,154 and $nil, respectively		29,846	-
Derivative liabilities	8	106,674	27,930
Total Current Liabilities		1,194,476	1,089,972

Convertible debenture, net of unamortized discount of $44,490 and $nil, respectively	7	5,510	-
Deferred revenue		160,167	73,985
Total Liabilities		1,360,153	1,163,957

Nature and Continuance of Operations (Note 1)
Commitment (Note 15)
Subsequent Event (Note 16)

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding – 34,863,886 and 32,389,585 shares, respectively		34,864	32,390
Share subscriptions received	10(d)	-	25,000
Additional paid-in capital		8,494,142	8,109,286
Deferred compensation	10(e)	(2,308)	(19,592)
Accumulated other comprehensive loss		(63,821)	(32,349)
Deficit		(9,049,460)	(8,512,310)
Total Stockholders’ Deficit		(586,583)	(397,575)
Total Liabilities and Stockholders’ Deficit		773,570	766,382

Approved on Behalf of the Board

“Neil Chan”	Director

“Robert Nealon”	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2017 $	2016 $	2017 $	2016 $

Revenue
Sales, hardware		304,578	150,080	515,205	327,363
Sales, services		93,556	28,007	206,305	124,731
Total Revenue		398,134	178,087	721,510	452,094
Cost of goods sold		241,395	100,312	431,204	234,026
Gross Profit		156,739	77,775	290,306	218,068

Expenses
Advertising		32,283	7,414	77,441	22,191
Consulting and business development fees	9	28,568	47,072	65,974	106,255
Depreciation		751	2,588	2,153	5,171
Foreign exchange gain		(8,600)	-	(25,016)	-
General and administrative		45,280	48,033	93,906	84,895
Management fees	9	59,881	82,680	130,211	141,118
Professional fees		16,911	5,987	16,911	6,851
Salaries		128,190	73,656	241,128	173,979
Stock-based compensation	11,12	142,440	5,100	151,298	20,090
Travel		19,284	11,767	56,625	29,007
Total Expenses		464,988	284,297	810,631	589,557
Loss Before Other Income (Expense)		(308,249)	(206,522)	(520,325)	(371,489)
Other Income (Expense)
Accretion of discounts on convertible debentures		(12,862)	(1,900)	(12,883)	(3,736)
Change in fair value of derivative liabilities	8	21,200	14,770	(1,217)	4,713
Interest expense		(2,478)	(18,151)	(2,725)	(30,965)
Total Other Income (Expense)		5,860	(5,281)	(16,825)	(29,988)
Net Loss for the Period		(302,389)	(211,803)	(537,150)	(401,477)
Other Comprehensive Income (Loss)
Foreign currency translation loss		(14,377)	(1,300)	(31,472)	(13,534)
Comprehensive Loss for the Period		(316,766)	(213,103)	(568,622)	(415,011)
Net Loss per Share, Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.01)
Weighted Average Number of Common Shares Outstanding		34,692,723	29,313,949	33,924,924	28,891,384

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit)

(Unaudited - Expressed in U.S. dollars)

	Common Stock		Share Subscriptions	Additional Paid-in	Deferred	Accumulated Other Comprehensive		Total Stockholders’ Equity
	Shares #	Amount $	Received $	Capital $	Compensation $	Loss $	Deficit $	(Deficit) $

Balance, December 31, 2015	28,215,349	28,215	25,000	7,586,514	(54,570)	(11,871)	(7,675,552)	(102,264)

Stock-based compensation	-	-	-	20,090	-	-	-	20,090
Shares issued for cash	1,150,740	1,151	-	133,371	-	-	-	134,522
Shares issued for services	386,290	386	-	64,164	-	-	-	64,550
Shares issued for exercise of options	55,556	56	-	4,944	-	-	-	5,000
Deferred compensation charged to operations	-	-	-	-	17,394	-	-	17,394
Foreign currency translation loss	-	-	-	-	-	(13,534)	-	(13,534)
Net loss for the period	-	-	-	-	-	-	(401,477)	(401,477)

Balance, June 30, 2016	29,807,935	29,808	25,000	7,809,083	(37,176)	(25,405)	(8,077,029)	(275,719)

Balance, December 31, 2016	32,389,585	32,390	25,000	8,109,286	(19,592)	(32,349)	(8,512,310)	(397,575)

Stock-based compensation	-	-	-	151,298	-	-	-	151,298
Units issued for cash	2,369,281	2,369	(25,000)	222,631	-	-	-	200,000
Shares issued for services	105,020	105	-	10,927	-	-	-	11,032
Deferred compensation charged to operations	-	-	-	-	17,284	-	-	17,284
Foreign currency translation loss	-	-	-	-	-	(31,472)	-	(31,472)
Net loss for the period	-	-	-	-	-	-	(537,150)	(537,150)

Balance, June 30, 2017	34,863,886	34,864	-	8,494,142	(2,308)	(63,821)	(9,049,460)	(586,583)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Six Months Ended June 30,
	2017 $	2016 $
Cash Flows from Operating Activities
Net loss for the period	(537,150)	(401,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	12,883	3,736
Change in fair value of derivative liabilities	1,217	(4,713)
Depreciation	2,153	5,171
Shares issued for services	28,316	64,550
Stock-based compensation	151,298	20,090

Changes in operating assets and liabilities:
Accounts and other receivables	6,433	15,392
Inventory	(3,248)	(29,434)
Prepaid expenses and deposits	(2,470)	-
Restricted cash	(10,000)	-
Accounts payable and accrued liabilities	36,403	137,864
Deferred revenue	64,679	(1,300)
Net Cash Used in Operating Activities	(249,486)	(190,121)

Cash Flows from Financing Activities
Proceeds from notes payable	8,000	-
Repayment of notes payable	(28,089)	-
Proceeds from convertible debentures	100,000	54,087
Proceeds from issuance of common stock	200,000	134,522
Proceeds from options exercised	-	5,000
Net Cash Provided by Financing Activities	279,911	193,609

Effect of Foreign Exchange Rate Changes on Cash	(30,375)	(3,110)

Change in Cash	50	378
Cash, Beginning of Period	40,023	33,590
Cash, End of Period	40,073	33,968

Supplemental Disclosures:
Interest paid	-	25
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2017

(Unaudited - Expressed in U.S. dollars)

1. Nature and Continuance of Operations

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. As of May 5, 2014 through the acquisition of Nimbo LLC based in Murrieta, California, the Company has focused on the automotive industry in offering GPS based services to the consumer through dealership channels across the United States. Services that are offered on an annual renewal basis include stolen vehicle protection solutions, lot inventory management, smart phone based roadside assistance programs, and real-time vehicle health and driver behavior information direct to the consumer.

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception, and incurred a net loss of $537,150 during the period ended June 30, 2017, and had accumulated losses of $9,049,460 and a working capital deficit of $931,652 as at June 30, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

June 30, 2017

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

A number of new standards, and amendments to standards and interpretations, are not yet effective for the period ended June 30, 2017, and have not been applied in preparing these condensed consolidated interim financial statements.

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

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2017

(Unaudited - Expressed in U.S. dollars)

3. Accounts and Other Receivables

	June 30, 2017 $	December 31, 2016 $
Trade accounts receivable	144,932	149,825
GST and other receivables	12,682	14,222
Allowance for doubtful accounts	(1,618)	(1,618)
	155,996	162,429

4. Equipment

			Net Carrying Value
	Cost $	Accumulated Depreciation $	June 30, 2017 $	December 31, 2016 $
Computer equipment	50,617	45,953	4,664	6,436
Office equipment	1,603	1,029	574	574
Software	6,012	6,012	-	375
Total	58,232	52,944	5,238	7,385

5. Accounts Payable and Accrued Liabilities

	June 30, 2017 $	December 31, 2016 $
Trade accounts payable	666,617	652,537
Accrued liabilities	36,251	39,035
Accrued interest payable	15,703	12,862
Payroll and commissions payable	54,691	32,063
Taxes payable	6,017	6,379
	779,279	742,876

6. Notes Payable

(a)	On September 30, 2014, the Company issued a note payable for $95,000 in exchange for settlement of accounts payable. The note payable is unsecured, bears interest at 5% per annum, and is due on demand. The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest rate of 14% per annum. The Company recorded a debt discount of $16,163 to the note payable, which is amortized over the term of the note, and a corresponding amount to additional paid-in capital at issuance. During the year ended December 31, 2016, the Company repaid $30,000 of the principal. During the six months ended June 30, 2017, the Company repaid $25,000 of the principal. As at June 30, 2017, the carrying value of the note payable is $40,000 (December 31, 2016 – $65,000) and the Company recorded accrued interest of $10,711 (December 31, 2016 – $10,711), which has been included in accounts payable and accrued liabilities.

(b)	As at June 30, 2017, the Company had a note payable of $15,406 (Cdn$20,000) (December 31, 2016 – $14,998 (Cdn$20,000)) owed to a director, which is unsecured, bears interest at 5% per annum, and is due on October 30, 2017. As at June 30, 2017, the Company recorded accrued interest of $2,211 (Cdn$2,871) (December 31, 2016 – $1,767 (Cdn$2,373)), which has been included in accounts payable and accrued liabilities.

(c)	On March 23, 2017, the Company entered into the loan agreement with a third party for a principal amount of $8,695, which includes a one-time loan fee of $695, which was charged to interest expense. The note payable is unsecured, non-interest bearing, and requires minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company's PayPal account will be used to pay off the loan until the loan is repaid in full. As at June 30, 2017, the balance of the note payable was $5,606 (December 31, 2016 - $nil).

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2017

(Unaudited - Expressed in U.S. dollars)

7. Convertible Debentures

(a)

On March 30, 2017, the Company issued a convertible debenture to a third party in the principal amount of $50,000 which is unsecured, bears interest at 12% per annum, calculated monthly and not in advance, and is due on September 30, 2017. Subject to the approval of the holder of the convertible debenture, the Company may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (September 30, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock.

The Company analyzed the conversion option under ASC 815, “Derivative and Hedging” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. The fair value of the derivative liability resulted in a discount to the convertible debenture of $32,127. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the value of $50,000. During the six months ended June 30, 2017, $11,973 (2016 - $nil) of accretion expense had been recorded. As at June 30, 2017, the carrying value of the convertible debenture is $29,846 (December 31, 2016 - $nil).

(b)

On May 1, 2017, the Company issued two convertible debentures for aggregate proceeds of $50,000 which are unsecured, bear interest at 12% per annum, calculated monthly and not in advance, and are due on May 1, 2019. Subject to the approval of the holder of the convertible debenture, the Company may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (November 1, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The fair value of the derivative liabilities resulted in a discount to the convertible debentures of $45,400. The carrying value of the convertible debentures will be accreted over the term of the convertible debentures up to the value of $50,000. During the six months ended June 30, 2017, $910 (2016 - $nil) of accretion expense had been recorded. As at June 30, 2017, the carrying value of the convertible debentures are $5,510 (December 31, 2016 - $nil).

8. Derivative Liabilities

During the year ended December 31, 2016, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued quarterly with corresponding gains and losses recorded in the consolidated statement of operations. As at June 30, 2017, the Company had derivative liabilities of $34,063 (December 31, 2016 - $27,930) relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the six months ended June 30, 2017, assuming no expected dividends:

	June 30, 2017	June 30, 2016
Expected volatility	157%-197%	88%-111%
Risk free interest rate	0.84%-1.14%	0.59%-0.73%
Expected life (in years)	0.1 - 0.8	1.4 - 4.3

During the six months ended June 30, 2017, the Company issued three convertible debentures with variable exercise prices based on discount to market rates. The Company records the fair value of its convertible debentures with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. As at June 30, 2017, the Company had derivative liabilities of $72,611 (December 31, 2016 - $nil) relating to the fair value of the conversion feature of the convertible debentures. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the convertible debentures outstanding during the six months ended June 30, 2017, assuming no expected dividends:

	June 30, 2017	June 30, 2016
Expected volatility	140%	-
Risk free interest rate	1.03%	-
Expected life (in years)	0.3	-

During the six months ended June 30, 2017, the Company recorded a loss on fair value of derivative liabilities of $1,217 (2016 – gain of $4,713).

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2017

(Unaudited - Expressed in U.S. dollars)

9. Related Party Transactions

(a)	During the six months ended June 30, 2017, the Company incurred $133,970 (2016 - $141,118) in management and consulting fees to companies controlled by three officers of the Company.

(b)	As at June 30, 2017, the Company owed $153,801 (December 31, 2016 - $132,053) to officers of the Company and companies controlled by officers of the Company, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

10. Common Stock

Share transactions for the period ended June 30, 2017:

(a)	On March 2, 2017, the Company issued 2,222,222 units at $0.09 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable until March 2, 2019. The share purchase warrant is exercisable at $0.18 per share for the first year and $0.23 per share thereafter.

(b)	On March 2, 2017, the Company issued 56,000 shares of common stock with a fair value of $5,640 for consulting services rendered by a company controlled by the Vice President of Finance of the Company.

(c)	As at April 20, 2017, the Company issued 49,020 shares of common stock with a fair value of $5,392 for consulting services rendered.

(d)	On June 23, 2017, the Company issued 147,059 units at $0.17 per unit for proceeds of $25,000 which was received as at December 31, 2016. Each unit consisted of one common share and one share purchase warrant exercisable at $0.35 per share for a period of two years from their date of issuance.

(e)	During the year ended December 31, 2015, the Company issued 498,801 common shares with a fair value of $107,944 for services. Of this amount, $70,300 relates to services to be rendered, which was recorded as deferred compensation. The fair value of the common stock was determined based on the closing price of the Company’s common stock. During the six months ended June 30, 2017, the Company expensed $17,284 (2016 - $17,394) of the deferred compensation as consulting fees, which reflects the pro-rata portion of the services provided to June 30, 2017.

11. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, December 31, 2016	4,055,294	0.20
Issued	2,419,281	0.17
Expired	(979,166)	0.25
Balance, June 30, 2017	5,495,409	0.19

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2017

(Unaudited - Expressed in U.S. dollars)

11. Share Purchase Warrants (continued)

As at June 30, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price $	Expiry date
18,000	Cdn$0.35	August 13, 2017
357,143	0.14	October 12, 2017
980,392	0.15	December 2, 2017
294,118	0.35	December 11, 2017
588,235	0.15	December 13, 2017
588,240	Cdn$0.34	March 29, 2018
250,000	0.15	May 4, 2018
2,222,222	0.18	March 2, 2019
50,000	0.20	January 2, 2022
147,059	0.35	June 23, 2019
5,495,409

During the six months ended June 30, 2017, the Company issued 50,000 share purchase warrants with a fair value of $2,185 as contract fees to a third party for future financing, which was recorded as stock-based compensation expense. The Company uses the Black-Scholes option pricing model to establish the fair value of share purchase warrants issued, assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016
Expected volatility	173%	-
Risk free interest rate	1.14%	-
Expected life (in years)	3.0	-

12. Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $
Balance, December 31, 2016	4,000,000	0.16	750
Granted	1,550,000	0.13	-
Balance, June 30, 2017	5,550,000	0.15	11,850

	Outstanding			Exercisable
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.07	75,000	0.8	0.07	75,000	0.07
0.09	960,000	0.8	0.09	960,000	0.09
0.10	250,000	4.3	0.10	150,000	0.10
0.13	1,550,000	4.9	0.13	1,150,000	0.13
0.16	225,000	3.6	0.16	75,000	0.16
0.19	2,370,000	3.2	0.19	2,345,000	0.19
Cdn$0.25	120,000	3.2	Cdn$0.25	70,000	Cdn$0.25
	5,550,000	3.1	0.15	4,825,000	0.15

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2017

(Unaudited - Expressed in U.S. dollars)

12. Stock Options (continued)

On May 11, 2017, the Company granted 1,550,000 stock options to officers, directors, employees, and consultants of the Company, which are exercisable at $0.13 per share and expire on May 11, 2022. Of this amount, 1,150,000 vests on the date of grant, 50,000 vests on October 21, 2017, 50,000 vests on November 11, 2017, and the remaining 300,000 vests on May 11, 2018.

The fair values of stock options granted are amortized over the vesting period where applicable. During the six months ended June 30, 2017, the Company recorded $149,113 (2016 - $20,090) in stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016
Expected volatility	132%	200%
Risk free interest rate	1.82%	1.52%
Expected life (in years)	4.8	5.0

13. Segmented Information

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The following table summarizes the financial performance of the Company’s reportable segments:

	Six months ended June 30, 2017 $	Six months ended June 30, 2016 $

Vehicle tracking and recovery solutions	721,510	452,094

Total consolidated net revenue	721,510	452,094

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

During the six months ended June 30, 2017, the Company had two (2016 - one) customers which accounted for 78% (2016 - 53%) of total revenues.

As at June 30, 2017, the Company had two (December 31, 2016 - two) customers which accounted for 98% (December 31, 2016 - 90%) of accounts receivable.

15. Commitment

On July 19, 2016, the Company entered into a settlement agreement with a creditor, whereby the Company would pay $259,828 to the creditor as full repayment of a promissory note (Note 6(a)) and all outstanding payables over a 14 month payment plan.

16. Subsequent Event

The Company received $150,000 from three subscribers for 1,875,000 common shares of the Company at $0.08 per share. These common shares are still pending to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the six-month period ended June 30, 2017. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the six-month period ended June 30, 2017 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the first and second quarters of 2017, the Company continued to focus on initiatives to grow revenue, expand its customer base, and develop new revenue streams for its wholly owned subsidiary Nimbo LLC. The company also continued to pursue strategic merger and acquisition activities with targeted technologies and technology companies, and raising required capital.

Notable highlights of the 6 months period ended June 30, 2017 include the following Company achievements:

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

On April 24, 2017, the Company secured a contract with JStar Automotive Group contributing 400 Pre-Load activations per month.

On May 22, 2017, the Company sponsored the 7th Annual Agent Summit, the largest gathering of sales representatives and dealer consultants for F&I products in the US.

On June 15, 2017, the Company activated its first 1000 activations with Sprint.

-	Six month revenues:
	•	Six month 2017 Revenues of $721,510;
		o	23% growth over the previous quarter;
		o	60% growth over the same period in 2016.

-	Gross Profit:
	•	Six month 2017 Gross Profit of $290,306
		o	17% growth over the previous quarter
		o	33% growth over the same period in 2016

-	Gross Margin:
	•	Six month 2017 Gross margins of 40%
		o	Down from 41% in previous quarter, and up from 35% for all of 2016
		o	Down from 48% in the similar period in 2016

-	Expenses:
	•	64% increase in expenses over the three month period in 2016 but a 37% increase in expenses after removing the impact of stock-based compensation expense
	•	37% increase in expenses over the six month period in 2016 but a 16% increase in expenses after removing the impact of stock-based compensation expense

-	Net Profit (Loss):
	•	Net loss of (Six Months - $537,150 and Three Months - $302,389)
		o	43% increase over the three month period in 2016 but a 23% reduction in expenses after removing the impact of stock-based compensation expense
		o	34% increase over the six month period in 2016 but a 1% increase in expenses after removing the impact of stock-based compensation expense

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of June 30, 2017, the Company’s current assets were $262,824, a slight increase of 4% from December 31, 2016. The most significant increase to current assets was an increase in restricted cash, inventory, and prepaid expenses of $15,718, which was primarily increases to existing deposits and secured letters of credits for vendors, and the most significant reduction was a $6,433 reduction in accounts receivable.

Current liabilities increased by $104,504, or 10%, from December 31, 2016. The Company only increased its accounts payable by $36,403, but there was a large increase in derivative liabilities of $78,744, mainly due to three additional convertible debentures totaling $100,000 over the six months.

The Company finished the second quarter with a working capital deficiency of $931,652, an increase of $95,169 from December 31, 2016. In order to support the expansion of the business, the Company increased its debt financing through issuing three convertible debentures totaling $100,000. The Company intends to improve its working capital position through ongoing equity and long term debt financing and continued focus on growth in its cash flow.

The Company monitors its debt to ensure that its capital structure is maintained by a strong balance sheet to fund its future growth. The main focus is to raise more financing through equity. The Company successfully raised additional financing through equity subsequent to the quarter end and will seek to attract further equity financing in the future.

Total Assets and Liabilities

The Company’s total assets as of June 30, 2017 were $773,570, a slight increase of $7,188 from December 31, 2016. This decrease was commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

Total liabilities increased by $196,196, or 17% from December 31, 2016. This increase was composed primarily of the increase of convertible debentures of $35,356 (net of unamortized discount) and an increase in deferred revenue of $64,679. The increase in deferred revenue and short term debt are as a result from its recent substantial increase in revenue and its business activities.

As of the date these condensed consolidated interim financial statements, the Company has raised additional capital through issuing common shares. The Company believes it has access to adequate working capital and projected net revenues to maintain existing operations for approximately two months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through private placements and debt financing in the both the near and medium term.

Results of Operations

Revenues and Net Income (Loss)

Revenues

For the six months ended June 30, 2017, the Company had revenues of $721,510, a 60% increase compared to the same period in 2016. The revenue in the most recent second quarter also increased significantly by 124% over the same period in 2016. Sales growth was due primarily to growth of pre-loaded product and services into automotive dealer markets.

Gross profit for the six months ended June 30, 2017 was $290,306 were a significant 33% increase over the comparable period in 2016. This also reflects in the second quarter gross profits of $156,739, a 102% increase over the comparable period in 2016. Similarly, gross profits for the most recent second quarter of $156,739 also show a healthy increase of 17% over its previous quarter in 2017.

Gross profit percentage for the six months ended June 30, 2017 was 40%, down from 48% in the comparable period in 2016. The gross margin for the quarter ended June 30, 2017 was 39%, down from 43% in the comparable period in 2016 of 43%. Reduced gross margins year on year were not unexpected, as the first six months of 2016 was a bit of an anomaly; by comparison, gross margins for all of 2016 were 35% and all of 2015 was 31%.

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

Expenses

Expenses for the six months ended June 30, 2017 totaled $810,631, a 37% increase over the comparable period in 2016. Expenses for quarter ended June 30, 2017 were $464,988, an increase of 64% over the comparable period in 2016. The increase in expenses for the three and six months ended June 30, 2017 was mainly due to stock-based compensation expense recorded. The Company granted an additional 1,550,000 stock options during the most recent quarter with substantial options being fully vested during the quarter. Overall, the Company was able to reduce its consulting fees from $106,255 in first six months of 2016 to $65,974 in 2017, a decrease by $40,281 or 38%. Salaries however increased from $173,979 in 2016 to $241,128 in its first six months operations in 2017, an increase of $67,149 or 38%. The increase was mainly due to increased overall sales and business activities. Though overall expenses were reduced over the quarter after taking out the effect of stock based compensation, the Company continues to incur increases particularly in salaries and expenses related to sales, and anticipates this will continue as the Company continues to invest in growing its sales organization. The Company also anticipates increases in development-associated labor and material costs in the next several quarters.

Net Income (Loss)

For the six months ended June 30, 2017, the Company had a net loss of $537,150, an increase of $135,673 over the same period in 2016. The increase in net loss was mainly due to a $94,974 increase in stock-based compensation expense.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the six months ended June 30, 2017, the Company saw an increase of $50 in cash. Net cash of $249,486 used in operating activities was offset by net financing cash of $279,911 raised via private placements, notes payable, and convertible debentures. Cash at the end of the period was $40,073.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer) to allow for timely decisions regarding required disclosure.

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. The conclusion of the Company’s chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer) was that the disclosure controls and procedures in place were not effective as of the end of the period covered by this quarterly report.

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

During the six months ended June 30, 2017, the following securities were sold or issued:

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

As at April 20, 2017, the Company issued 49,020 shares of common stock with a fair value of $5,392 for consulting services rendered.

On June 23, 2017, the Company issued 147,059 units at $0.17 per unit for proceeds of $25,000 which was received as at December 31, 2016. Each unit consisted of one common share and one share purchase warrant exercisable at $0.35 per share for a period of two years from their date of issuance.

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

IGEN Networks Corp

August 21, 2017	By:	/s/ Neil Chan
Neil Chan
Director, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IGEN Networks Corp

August 21, 2017	By:	/s/ Robert Nealon
Robert Nealon
Director, Chairman

