Form 10-Q
period 2017-09-30
IGEN NETWORKS CORP
filed 2017-11-20
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-55289

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1075 St. David Street, Victoria BC, Canada	V8S 4Y7
(Address of principal executive offices)	(Postal Code)

1-844-332-5699

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 15, 2017, there were 1,174,408,155 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the nine month period ended September 30, 2017 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Nine Months Ended September 30, 2017

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

		September 30,	December 31,
		2017	2016
	Note	$	$
Assets		(unaudited)

Current Assets
Cash		74,129	38,680
Accounts and other receivables	3	226,286	156,538
Inventory		24,809	17,226
Prepaid expenses and deposits		28,663	15,309
Restricted cash		25,000	15,000
Assets from discontinued operations	15	5,894	10,984
Total Current Assets		384,781	253,737

Equipment	4	4,123	7,137
Goodwill		505,508	505,508
Total Assets		894,412	766,382

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	5,6,9	705,270	581,852
Current portion of deferred revenue		214,410	239,168
Notes payable	6	8,720	79,998
Convertible debentures, net of unamortized discount of $160,035 and $nil, respectively	7	51,215	-
Derivative liabilities	8	254,878	27,930
Liabilities from discontinued operations	15	159,587	161,024
Total Current Liabilities		1,394,080	1,089,972

Convertible debentures, net of unamortized discount of $26,420 and $nil, respectively	7	23,580	-
Deferred revenue		181,980	73,985
Total Liabilities		1,599,640	1,163,957

Nature and Continuance of Operations (Note 1)
Subsequent Events (Note 16)

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding – 36,836,926 and 32,389,585 shares, respectively		36,837	32,390
Share subscriptions received		-	25,000
Additional paid-in capital		8,637,329	8,109,286
Deferred compensation		-	(19,592)
Accumulated other comprehensive loss		(66,915)	(32,349)
Deficit		(9,312,479)	(8,512,310)
Total Stockholders’ Deficit		(705,228)	(397,575)
Total Liabilities and Stockholders’ Deficit		894,412	766,382

Approved on Behalf of the Board

“Neil Chan”	Director

“Robert Nealon”	Director

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
	Note	$	$	$	$

Revenue
Sales, hardware		246,189	365,083	761,394	692,446
Sales, services		74,090	11,393	280,395	136,124
Total Revenue		320,279	376,476	1,041,789	828,570
Cost of goods sold		202,268	289,679	633,472	523,705
Gross Profit		118,011	86,797	408,317	304,865

Expenses
Advertising		45,386	28,678	122,827	50,869
Consulting and business development fees	9	67,721	32,297	117,607	127,294
Depreciation		937	2,556	3,014	7,727
Foreign exchange loss		10,928	-	11,110	-
General and administrative		41,064	36,146	122,756	122,888
Management fees	9	101,643	(5,894)	82,583	67,324
Professional fees		(51,656)	-	29,844	-
Salaries		145,146	80,565	386,274	254,544
Stock-based compensation	11,12	(13,663)	4,500	137,635	24,590
Travel		20,077	-	66,701	-
Total Expenses		367,583	178,848	1,080,351	655,236
Loss Before Other Income (Expense)		(249,572)	(92,051)	(672,034)	(350,371)
Other Income (Expense)
Accretion of discounts on convertible debentures		(39,439)	(1,900)	(52,322)	(5,636)
Change in fair value of derivative liabilities	8	1,796	9,700	579	14,413
Interest expense		(7,809)	(18,216)	(10,710)	(49,181)
Total Other Income (Expense)		(45,452)	(10,416)	(62,453)	(40,404)
Net Loss from continuing operations		(295,024)	(102,467)	(734,487)	(390,775)

Income (loss) from discontinuing operations		32,005	(47,223)	(65,682)	(160,392)

Net loss		(263,019)	(149,690)	(800,169)	(551,167)

Other Comprehensive Loss
Foreign currency translation loss		(3,094)	(7,262)	(34,566)	(20,796)
Comprehensive Loss for the Period		(266,113)	(156,952)	(834,735)	(571,963)

Basic and diluted loss per common share from:
Continuing operations		(0.01)	(0.01)	(0.02)	(0.01)
Discontinuing operations		-	-	-	(0.01)
		(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Number of Common Shares Outstanding		34,750,404	29,807,935	34,241,351	29,197,519

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Stockholders' Deficit

(Unaudited - Expressed in U.S. dollars)

						Accumulated		Total
			Share	Additional		Other		Stockholders’
	Common Stock		Subscriptions	Paid-in	Deferred	Comprehensive		Equity
	Shares	Amount	Received	Capital	Compensation	Loss	Deficit	(Deficit)
	#	$	$	$	$	$	$	$

Balance, December 31, 2015	28,215,349	28,215	25,000	7,586,514	(54,570)	(11,871)	(7,675,552)	(102,264)

Stock-based compensation	-	-	-	20,090	-	-	-	20,090
Shares issued for cash	1,150,740	1,151	-	133,371	-	-	-	134,522
Shares issued for services	386,290	386	-	64,164	-	-	-	64,550
Shares issued for exercise of options	55,556	56	-	4,944	-	-	-	5,000
Deferred compensation charged to operations	-	-	-	-	26,234	-	-	26,234
Foreign currency translation loss	-	-	-	-	-	(20,796)	-	(20,796)
Net loss for the period	-	-	-	-	-	-	(551,167)	(551,167)

Balance, September 30, 2016	29,807,935	29,808	25,000	7,809,083	(28,336)	(32,667)	(8,226,719)	(423,831)

Balance, December 31, 2016	32,389,585	32,390	25,000	8,109,286	(19,592)	(32,349)	(8,512,310)	(397,575)

Stock-based compensation	-	-	-	137,635	-	-	-	137,635
Units issued for cash	2,369,281	2,369	(25,000)	222,631	-	-	-	200,000
Shares issued for cash	1,875,000	1,875	-	148,125	-	-	-	150,000
Shares issued for services	203,060	203	-	19,652	-	-	-	19,855
Deferred compensation charged to operations	-	-	-	-	19,592	-	-	19,592
Foreign currency translation loss	-	-	-	-	-	(34,566)	-	(34,566)
Net loss for the period	-	-	-	-	-	-	(800,169)	(800,169)

Balance, September 30, 2017	36,836,926	36,837	-	8,637,329	-	(66,915)	(9,312,479)	(705,228)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Nine Months Ended
	September 30,
	2017	2016
	$	$
Cash Flows from Operating Activities
Net loss from continuing operations for the period	(734,487)	(390,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	52,322	5,636
Change in fair value of derivative liabilities	(579)	(14,413)
Depreciation	3,014	7,727
Accrued interest convertible debenture	-	4,680
Shares issued for services	39,447	64,550
Stock-based compensation	137,635	24,590

Changes in operating assets and liabilities:
Accounts and other receivables	(69,748)	(161,377)
Inventory	(7,583)	(104)
Prepaid expenses and deposits	(13,354)	-
Restricted cash	(10,000)	-
Accounts payable and accrued liabilities	123,418	263,774
Deferred revenue	83,237	166,255
Net Cash Used in Continued Operating Activities	(396,678)	(29,457)

Cash Flows from Financing Activities
Proceeds from notes payable	8,000	-
Repayment of notes payable	(80,678)	(8,846)
Proceeds from convertible debentures	250,000	54,087
Proceeds from issuance of common stock	350,000	134,522
Proceeds from share subscription received	-	35,277
Proceeds from options exercised	-	5,000
Net Cash Provided by Financing Activities	527,322	220,040

Cash Flows from Discontinued Operations
Net cash used in operating activities	(62,029)	(160,392)
Net Cash Used In Discontinued Operations	(62,029)	(160,392)

Effect of Foreign Exchange Rate Changes on Cash	(33,166)	(11,789)

Change in Cash	35,449	18,402
Cash, Beginning of Period	38,680	33,590
Cash, End of Period	74,129	51,992

Supplemental Disclosures:
Interest paid	7,000	-
Income taxes paid	-	-

Non-Cash Investing and Financing Activities
Discount on convertible debt for derivative liabilities	227,527	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

1.	Nature and Continuance of Operations

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. As of May 5, 2014, through the acquisition of Nimbo LLC based in Murrieta, California, the Company has focused on the automotive industry in offering GPS based services to the consumer through dealership channels across the United States. Services that are offered on an annual renewal basis include stolen vehicle protection solutions, lot inventory management, smart phone based roadside assistance programs, and real-time vehicle health and driver behavior information direct to the consumer.

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying condensed consolidated interim financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has incurred recurring losses since inception, incurred a net loss of $800,169 and negative cash flow from operations of $462,360 during the nine months ended September 30, 2017, and had accumulated losses of $9,312,479 and a working capital deficit of $1,009,299 as at September 30, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

(a)	Basic of Presentation and Consolidation

These condensed consolidated interim financial statements and related notes include the records of the Company and the following wholly-owned subsidiaries:

IGEN Business Solutions Inc.	Incorporated in Canada (Refer to Note 15)
Nimbo, LLC	Incorporated in USA

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

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(b)	Reclassifications

Certain reclassifications have been made to the prior period figures to conform to the current period’s presentation.

	(c)	Use of Estimates

The preparation of these condensed consolidated interim financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful lives and recoverability of equipment, impairment of goodwill, valuation of notes payable, fair value of derivative liabilities and convertible debentures, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Recent Accounting Pronouncements

A number of new standards, and amendments to standards and interpretations, are not yet effective for the period ended September 30, 2017, and have not been applied in preparing these condensed consolidated interim financial statements.

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other” (Topic 350). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows” (Topic 230), which update the guidance as to how restricted cash should be presented and classified. The updates are intended to reduce diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(d) Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606), which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and in May 2016, ASU 2016-12, Revenues from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients both of which provide supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-10 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09.

3.	Accounts and Other Receivables

As at September 30, 2017 and December 31, 2016, accounts and other receivables consisted of the following:

	September 30,	December 31,
	2017	2016
	$	$
Trade accounts receivable	218,520	149,825
GST and other receivables	9,384	8,331
Allowance for doubtful accounts	(1,618)	(1,618)
	226,286	156,538

4.	Equipment

As at September 30, 2017 and December 31, 2016, equipment consisted of the following:

			Net Carrying Value
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2017	2016
	$	$	$	$
Computer equipment	44,166	40,530	3,636	6,189
Office equipment	1,603	1,116	487	573
Software	6,012	6,012	-	375
Total	51,781	47,658	4,123	7,137

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $3,014 and $7,727, respectively.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

5.	Accounts Payable and Accrued Liabilities

As at September 30, 2017 and December 31, 2016, accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
	$	$
Trade accounts payable	614,447	494,492
Accrued liabilities	19,200	36,056
Accrued interest payable	13,341	12,862
Payroll and commissions payable	57,035	32,063
Taxes payable	1,247	6,379
	705,270	581,852

6.	Notes Payable

	(a)	On September 30, 2014, the Company issued a note payable for $95,000 in exchange for settlement of accounts payable. The note payable is unsecured, bears interest at 5% per annum, and is due on demand. The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest rate of 14% per annum. The Company recorded a debt discount of $16,163 to the note payable, which is amortized over the term of the note, and a corresponding amount to additional paid-in capital at issuance. During the year ended December 31, 2016, the Company repaid $30,000 of the principal. During the nine months ended September 30, 2017, the Company repaid $65,000 of the principal and $7,000 of accrued interest. As at September 30, 2017, the carrying value of the note payable is $nil (December 31, 2016 – $65,000) and the Company recorded accrued interest of $3,711 (December 31, 2016 – $10,711), which has been included in accounts payable and accrued liabilities.

	(b)	As at September 30, 2017, the Company had a note payable of $5,702 (Cdn$7,075) (December 31, 2016 – $14,998 (Cdn$20,000)) owed to a director, which is unsecured, bears interest at 5% per annum, and is due on October 30, 2017. During the nine months ended September 30, 2017, the Company repaid $10,000 (Cdn$12,925) of the principal. As at September 30, 2017, the Company recorded accrued interest of $2,386 (Cdn$2,960) (December 31, 2016 – $1,767 (Cdn$2,373)), which has been included in accounts payable and accrued liabilities.

(c)

On March 23, 2017, the Company entered into the loan agreement with a third party for a principal amount of $8,695, which includes a one-time loan fee of $695, which was charged to interest expense. The note payable is unsecured, non-interest bearing, and requires minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company’s PayPal account will be used to pay off the loan until the loan is repaid in full. As at September 30, 2017, the balance of the note payable was $3,018.

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

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

7.	Convertible Debentures (continued)

The Company analyzed the conversion option under ASC 815, “Derivative and Hedging” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. The fair value of the derivative liability resulted in a discount to the convertible debenture of $32,127. The carrying value of the convertible debenture will be accreted over the term of the convertible debenture up to the value of $50,000. During the nine months ended September 30, 2017, $32,127 (2016 - $nil) of accretion expense had been recorded. As at September 30, 2017, the carrying value of the convertible debenture is $50,000 (December 31, 2016 - $nil).

(b)

On May 1, 2017, the Company issued two convertible debentures for aggregate proceeds of $50,000 which are unsecured, bear interest at 12% per annum, calculated monthly and not in advance, and are due on May 1, 2019. Subject to the approval of the holder of the convertible debenture, the Company may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (November 1, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The fair value of the derivative liabilities resulted in a discount to the convertible debentures of $45,400. The carrying value of the convertible debentures will be accreted over the term of the convertible debentures up to the value of $50,000. During the nine months ended September 30, 2017, $18,980 (2016 - $nil) of accretion expense had been recorded. As at September 30, 2017, the carrying value of the convertible debentures is $23,580 (December 31, 2016 - $nil).

(c)

On August 7, 2017, the Company issued a convertible debenture to a third party in the principal amount of $161,250 with an original issuance discount of $11,250 and incurred $3,500 of financing costs to a third party, which is unsecured, bears interest at 5% per annum, and is due on August 7, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (February 7, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The fair value of the derivative liabilities resulted in a discount to the convertible debentures of $161,250. The carrying value of the convertible debentures will be accreted over the term of the convertible debentures up to the value of $161,250. During the nine months ended September 30, 2017, $1,215 (2016 - $nil) of accretion expense had been recorded. As at September 30, 2017, the carrying value of the convertible debenture is $1,215 (December 31, 2016 - $nil).

8.	Derivative Liabilities

The Company issues share purchase warrants as part of its private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued quarterly with corresponding gains and losses recorded in the consolidated statement of operations. As at September 30, 2017, the Company had derivative liabilities of $9,751 (December 31, 2016 - $27,930) relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the nine months ended September 30, 2017 and 2016, assuming no expected dividends:

	September 30,	September 30,
	2017	2016
Expected volatility	196%	88%-111%
Risk free interest rate	1.06%	0.59%-0.73%
Expected life (in years)	0.5	1.37 – 4.25

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

8.	Derivative Liabilities (continued)

During the nine months ended September 30, 2017, the Company issued four convertible debentures with variable exercise prices based on discount to market rates. The Company records the fair value of its convertible debentures with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations. As at September 30, 2017, the Company had derivative liabilities of $245,127 (December 31, 2016 - $nil) relating to the fair value of the conversion feature of the convertible debentures. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the convertible debentures outstanding during the nine months ended September 30, 2017 and 2016, assuming no expected dividends:

	September 30,	September 30,
	2017	2016
Expected volatility	180 - 243%	-
Risk free interest rate	1.06 - 1.47%	-
Expected life (in years)	0.25 - 1.59	-

During the nine months ended September 30, 2017, the Company recorded a gain on fair value of derivative liabilities of $579 (2016 – $14,413).

9.	Related Party Transactions

(a)	During the nine months ended September 30, 2017, the Company incurred $186,983 (2016 - $173,724) in management and consulting fees to companies controlled by three officers of the Company.

(b)

As at September 30, 2017, the Company owed $128,500 (December 31, 2016 - $132,053) to officers of the Company and companies controlled by officers of the Company, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

10.	Common Stock

Share transactions for the period ended September 30, 2017:

	(a)	On March 2, 2017, the Company issued 2,222,222 units at $0.09 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable until March 2, 2019. The share purchase warrant is exercisable at $0.18 per share for the first year and $0.23 per share thereafter.

(b)

On March 2, 2017, the Company issued 56,000 shares of common stock with a fair value of $5,640 for consulting services rendered by a company controlled by the Vice President of Finance of the Company. The fair value of common shares was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

(c)

On April 20, 2017, the Company issued 49,020 shares of common stock with a fair value of $5,392 for consulting services rendered. The fair value of common shares was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

	(d)	On June 23, 2017, the Company issued 147,059 units at $0.17 per unit for proceeds of $25,000 which was received as at December 31, 2016. Each unit consisted of one common share and one share purchase warrant exercisable at $0.35 per share for a period of two years from their date of issuance.

(e)

On July 1, 2017, the Company issued 49,020 shares of common stock with a fair value of $4,902 for consulting services rendered. The fair value of common shares was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

10.	Common Stock (continued)

(f) On August 29, 2017, the Company issued 1,875,000 shares of common stock at $0.08 per share for proceeds of $150,000.

(g)

On September 7, 2017, the Company issued 49,020 shares of common stock with a fair value of $3,922 for consulting services rendered. The fair value of common shares was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

(h)

During the year ended December 31, 2015, the Company issued 498,801 common shares with a fair value of $107,944 for services. Of this amount, $70,300 relates to services to be rendered, which was recorded as deferred compensation. The fair value of the common stock was determined based on the closing price of the Company’s common stock on the date of issuance. During the nine months ended September 30, 2017, the Company expensed $19,592 (2016 - $26,234) of the deferred compensation as consulting fees, which reflects the pro-rata portion of the services provided to July 24, 2017. The services have been fully earned as of September 30, 2017.

11.	Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	warrants	$

Balance, December 31, 2016	4,055,294	0.20
Issued	2,419,281	0.17
Expired	(997,166)	0.26
Balance, September 30, 2017	5,477,409	0.19

As at September 30, 2017, the following share purchase warrants were outstanding:

Number of warrants	Exercise price
outstanding	$	Expiry date
357,143	0.14	October 12, 2017
980,392	0.15	December 2, 2017
294,118	0.35	December 11, 2017
588,235	0.15	December 13, 2017
588,240	Cdn$0.34	March 29, 2018
250,000	0.15	May 4, 2018
2,222,222	0.18	March 2, 2019
50,000	0.20	January 2, 2022
147,059	0.35	June 23, 2019
5,477,409

During the nine months ended September 30, 2017, the Company issued 50,000 share purchase warrants with a fair value of $2,185 as contract fees to a third party for future financing, which was recorded as stock-based compensation expense. The Company uses the Black-Scholes option pricing model to establish the fair value of share purchase warrants issued, assuming no expected dividends or forfeitures, volatility of 173%, risk-free rate of 1.14%, and an expected life of 3 years.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

12.	Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

		Weighted
		average	Aggregate
	Number of	exercise price	intrinsic value
	options	$	$
Balance, December 31, 2016	4,000,000	0.16	-
Granted	1,550,000	0.13	-
Expired	(625,000)	0.14	-
Balance, September 30, 2017	4,925,000	0.15	750

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
Range of		average	average		average
exercise prices	Number of	remaining contractual	exercise price	Number of	exercise price
$	shares	life (years)	$	shares	$

0.07	75,000	0.50	0.07	75,000	0.07
0.09	910,000	0.50	0.09	910,000	0.09
0.13	1,425,000	4.61	0.13	1,100,000	0.13
0.16	225,000	3.37	0.16	112,500	0.16
0.19	2,270,000	2.98	0.19	2,270,000	0.19
Cdn$0.25	20,000	2.98	Cdn$0.25	20,000	Cdn$0.25
	4,925,000	2.97	0.15	4,487,500	0.15

On May 11, 2017, the Company granted 1,550,000 stock options to officers, directors, employees, and consultants of the Company, which are exercisable at $0.13 per share and expire on May 11, 2022. Of this amount, 1,150,000 stock options vested on the date of grant, 50,000 stock options vests on October 21, 2017, 50,000 stock options vests on November 11, 2017, and the remaining 300,000 stock options vests on May 11, 2018.

The fair values of stock options granted are amortized over the vesting period where applicable. During the nine months ended September 30, 2017, the Company recorded $135,450 (2016 - $24,590) of stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016
Expected volatility	132%	200%
Risk free interest rate	1.82%	1.52%
Expected life (in years)	4.8	5

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

13.	Segmented Information

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The following table summarizes the financial performance of the Company’s reportable segments:

	Nine months ended
	September 30,
	2017	2016
	$	$

Vehicle tracking and recovery solutions	1,041,789	828,570

Total consolidated net revenue	1,041,789	828,570

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

During the nine months ended September 30, 2017, the Company had one (2016 - two) customers which accounted for 48% (2016 - 75%) of total revenues.

As at September 30, 2017, the Company had one (December 31, 2016 - two) customers which accounted for 99% (December 31, 2016 - 90%) of accounts receivable.

15.	Discontinued Operations

On November 7, 2017, the Company filed a Certification of Dissolution of IGEN Business Solutions Inc.

The following table summarizes the carrying amounts of the assets and liabilities from discontinued operations;

	September 30,	December 31,
	2017	2016
Assets from discontinued operations	$	$
Cash	(101)	1,343
Accounts and other receivables	1,864	5,891
Prepaid expenses and deposits	3,947	3,502
Equipment	184	248
Total	5,894	10,984

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2017

(Unaudited - Expressed in U.S. dollars)

15.	Discontinued Operations (continued)

	September 30,	December 31,
	2017	2016
Liabilities from discontinued operations	$	$
Accounts payable and accrued liabilities	159,587	161,024

The following table shows the results of operations of IGEN Business Solutions Inc. for the three and nine months ended September 30, 2017 and 2016 which are included in the loss from discontinued operations:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Loss from discontinued operations	$	$	$	$
Consulting and business development fees	-	5,604	16,424	16,862
Depreciation	-	-	78	-
Foreign exchange gain	-	(4,568)	(25,725)	-
General and administrative	-	3,127	12,469	37,130
Management fees	-	38,500	49,728	106,400
Professional fees	(32,005)	4,043	2,678	-
Travel	-	517	10,210	-
Other income	-	-	(180)	-
	(32,005)	47,223	65,682	160,392

16.	Subsequent Events

Subsequent to September 30, 2017, the Company issued shares of common stock as follows,

	•	1,428,571 shares of common stock for proceeds of $100,000;

	•	625,000 shares of common stock for conversion of debt and accrued interest of $50,000;

	•	174,020 shares of common stock for services rendered; and

	•	150,000 shares of common stock to an employee as a promotion bonus.

On October 6, 2017, the Company granted 250,000 stock options to a consultant, which vest immediately, are exercisable at $0.08 per share, and expire on October 6, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the nine-month period ended September 30, 2017. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the nine-month period ended September 30, 2017 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Corporate Overview

IGEN Networks Corp. (“IGEN”, the “Company”, “we”, “our”) was incorporated in the State of Nevada on November 14, 2006 under the name of Nurse Solutions Inc. On September 19, 2008, the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO. On September 15, 2008, the Company became a reporting issuer in British Columbia, Canada. On May 26, 2009, the Company changed its name to IGEN Networks Corp., the Company’s common stock was assigned 45172B 10 2 as its new CUSIP number, and the Company’s trading symbol was changed to IGEN effective June 30, 2009. On March 25, 2015, the Company was listed on the Canadian Securities Exchange (CSE) under the trading symbol IGN and the Company became a reporting Venture Issuer in British Columbia and Ontario, Canada.

The Company’s principal business is to offer the consumer automotive and light-vehicle industries a broad-range of asset and driver based information that provide peace-of-mind to consumers and their families along with management and protection of the assets. IGEN’s cloud-based platform offer services that include stolen vehicle protection, real-time updates on asset health and driver behavior analytics.

Overview

During the first, second, and third quarters of 2017, the Company continued to focus on initiatives to grow revenue, expand its customer base, and develop new revenue streams. New car franchise dealerships continue to expand in Southern California along with the recent launch of IGEN’s direct-to-consumer brand “Medallion GPS”, targeted at the pre-owned automotive industry.

Notable highlights of the 9 months period ended September 30, 2017 include the following Company achievements:

•	On January 17, 2017, the Company announced a new nation-wide marketing initiative for increased exposure through Verizon Wireless’ B2B channels to automotive dealerships across the US.

•	On March 7, 2017, the Company announced receipt of new orders for Nimbo’s pre-loaded automotive dealership product and services.

•	On March 7, 2017, the Company announced expansion of Nimbo’s sales force including increased staffing in California and the opening of new sales office in Charlotte, NC.

•	On April 24, 2017, the Company secured a contract with JStar Automotive Group contributing 400 pre-load activations per month.

•	On May 22, 2017, the Company sponsored the 7th Annual Agent Summit, the largest gathering of sales representatives and dealer consultants for F&I products in the US.

•	On June 15, 2017, the Company activated its first 1000 activations with Sprint.

•	On September 26, 2017, the Company engages Darrow & Associates to Lead Strategic IR Programs

•	On October 4, 2017, the Company announced the launch its Direct-to-Consumer brand “Medallion GPS” for the Pre-owned Automotive Aftermarket Industry.

•	As of 3Q2017 subscriber base has reached 31,000 subscribers representing an annualized growth rate of 264% over the last 9 months.

Results of Operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$320,279	$376,476	$(56,197)	(15%)
Cost of goods sold	202,268	289,679	(87,411)	(30%)
Gross profit	118,011	86,797	31,214	36%
Operating expenses	367,583	178,848	188,735	106%
Net loss	$(263,019)	$(149,690)	$(113,329)	(76%)

For the three months ended September 30, 2017, the Company had revenues of $320,279, a 15% decrease compared to the same period in 2016. The decrease in revenue was mainly due to cyclical purchasing pattern of new car sales during the summer months.

Gross profit for the three months ended September 30, 2017 and September 30, 2016 was $118,011 and $86,797, respectively. Gross profit percentage for the three months ended September 30, 2017 was 37%, up from 23% in the comparable period in 2016. The significant increase in gross profit percentage was mainly due to a 30% decrease in cost of goods sold, primarily from sustainable volume purchases of inventory along with securing favorable vendor financing terms.

Operating expenses for the three months ended September 30, 2017 totaled $367,583, a 106% increase over the comparable period in 2016. The increase in expenses for the three months ended September 30, 2017 was mainly due to salaries and consulting and business developments fees. Salaries increased from $80,565 in 2016 to $145,146 in 2017, an increase of $64,581 or 80%. The increase was mainly due to increased overall sales and business activities. Consulting and development fees increased from $32,297 in 2016 to $67,721 in 2017, an increase of $35,424 or 110%, primarily to further develop the company’s software platform and migration to AWS for scalability of next generation software services.

The Company continues to incur increases particularly in salaries and expenses related to sales, and anticipates this will continue as the Company continues to invest in growing its sales organization. The Company also anticipates increases in development-associated labor and material costs in the next several quarters as it prepares for continued subscriber growth and new consumer automotive services for both franchise and pre-owed automotive markets.

For the three months ended September 30, 2017, the Company had a net loss of $263,019, an increase of $113,329 over the same period in 2016. The increase in net loss was mainly due to an increase in operating expenses as explained above and change in other expenses of $35,036.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$1,041,789	$828,570	$213,219	26%
Cost of goods sold	633,472	523,705	109,767	21%
Gross profit	408,317	304,865	103,452	34%
Operating expenses	1,080,351	655,236	425,115	65%
Net loss	$(800,169)	$(551,167)	$(249,002)	(45%)

For the nine months ended September 30, 2017, the Company had revenues of $1,041,789, a 26% increase compared to the same period in 2016. Sales growth was due primarily to growth of pre-loaded product and services into automotive dealer markets.

Gross profit for the nine months ended September 30, 2017 and September 30, 2016 was $408,317 and $304,865, respectively. Gross profit percentage for the nine months ended September 30, 2017 was 39%, up from 37% in the comparable period in 2016.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to continue sales growth and maximize overall margins.

In 2016, the Company implemented a pricing model based on initial lower margin sales of services and hardware that is pre-loaded in automotive dealership lots, with follow-on high margin revenue generated by subsequent sell-through to end customers. The Company anticipates this pricing, margin, and revenue recognition model will continue to grow in 2017.

Operating expenses for the nine months ended September 30, 2017 totaled $1,080,351, a 65% increase over the comparable period in 2016. The increase in expenses for the nine and nine months ended September 30, 2017 was mainly due to stock-based compensation expense and salaries. Stock-based compensation fees increased from $24,590 in 2016 to $137,635 in 2017, an increase by $113,045 or 460%. The Company granted an additional 1,550,000 stock options during the nine months ended September 30, 2017 with substantial options being fully vested during the quarter. Salaries increased from $254,544 in 2016 to $386,274 in its first nine months operations in 2017, an increase of $131,730 or 52%. The increase was mainly due to increased overall sales and business activities.

For the nine months ended September 30, 2017, the Company had a net loss of $800,169, an increase of $249,002 over the same period in 2016. The increase in net loss was mainly due to an increase in operating expenses as explained above and change in other expenses of $22,049.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to reach profitability.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and December 31, 2016, respectively.

Working Capital

	September 30,	December 31,	Change
	2017	2016	Amount	%
Cash	$74,129	$38,680	$35,449	92%

Total current assets	$384,781	$253,737	$131,044	52%
Total current liabilities	$1,394,080	$1,089,972	$304,108	28%
Working capital deficit	$(1,009,299)	$(836,235)	$(173,064)	(21%)

Cash Flows

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount
Net cash used in operating activities	$(396,678)	$(29,457)	$(367,221)
Net cash provided by financing activities	$527,322	$220,040	$307,282
Net cash used in discontinued operations	(62,029)	(160,392)	98,363
Effect of foreign exchange rate changes on cash	$(33,166)	$(11,789)	$(21,377)
Decrease in cash	$35,449	$18,402	$17,047

As of September 30, 2017, the Company’s current assets were $384,781, an increase of 52% from December 31, 2016. The most significant increase to current assets was an increase in cash and accounts and other receivables due to continue expansion of its distribution channels across its core markets in Southern California.

Current liabilities increased by $304,108, or 28%, from December 31, 2016. The Company increased its accounts payable by $123,418 due to increase in inventory demand from its distributors and derivative liabilities by $226,948, mainly due to three additional convertible debentures totaling $261,250 over the nine months.

The Company finished the third quarter with a working capital deficiency of $1,009,299, an increase of $173,064 from December 31, 2016. In order to support the expansion of the business, the Company increased its debt financing through issuing three convertible debentures totaling $261,250. The Company intends to improve its working capital position through ongoing equity and long-term debt financing and continued focus on growth in its cash flow.

The Company monitors its debt to ensure that its capital structure is maintained by a strong balance sheet to fund its future growth. The main focus is to raise more financing through equity. The Company successfully raised additional financing through equity subsequent to the quarter end and will seek to attract further equity financing in the future.

Cash Flow from Operating Activities

During the nine months ended September 30, 2017, our Company used $396,678 in operating activities for continuing operations compared to $29,457 used during the nine months ended September 30, 2016. The increase in cash used in operating activities was due to an increase in net loss and accounts receivable offset by a decrease in accounts payable. During the nine months ended September 30, 2017, our Company used $62,029 in operating activities for discontinued operations compared to $160,392 used during the nine months ended September 30, 2016.

Cash Flow from Investing Activities

During the nine months ended September 30, 2017 and 2016, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2017, our Company received $527,322 from financing activities compared to $220,040 received from financing activities during the nine months ended September 30, 2016. The increase in cash flows from financing activities was mainly a result of an increase in proceeds from convertible debentures and issuance of common stock, offset by repayment of notes payable.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months covered by this report and ended September 30, 2017 the following securities were sold or issued:

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

On April 20, 2017, the Company issued 49,020 shares of common stock with a fair value of $5,392 for consulting services rendered.

On June 23, 2017, the Company issued 147,059 units at $0.17 per unit for proceeds of $25,000 which was received as at December 31, 2016. Each unit consisted of one common share and one share purchase warrant exercisable at $0.35 per share for a period of two years from their date of issuance.

On July 1, 2017, the Company issued 49,020 shares of common stock with a fair value of $4,902 for consulting services rendered.

On August 29, 2017, the Company issued 1,875,000 shares of common stock at $0.08 per share for proceeds of $150,000.

On September 7, 2017, the Company issued 49,020 shares of common stock with a fair value of $3,922 for consulting services rendered.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
101*	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp.
(Registrant)

Dated: November 20, 2017	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

