Form 10-Q/A
period 2017-09-30
IGEN NETWORKS CORP
filed 2017-12-15
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

39,214,517 common shares issued and outstanding as of November 15, 2017.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 of IGEN Networks Corp. (the “Company”) filed with the Securities and Exchange Commission on November 20, 2017 (the “Form 10-Q”) is to amend the cover page to correctly reflect the issued and outstanding shares of common stock as at November 15, 2017.  The change to the issued and outstanding on the cover page does not affect the XBRL filed with the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp.
(Registrant)

Dated: December 15, 2017	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

3