Form 10-K
period 2017-12-31
IGEN NETWORKS CORP
filed 2018-04-17
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2017.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 St. David Street, Victoria BC V8S4Y7
(Address of principal executive offices) (Zip Code)

1-844-332-5699 (Registrant’s telephone number including area code)

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

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of June 30, 2017 was $3,300,180 based on the closing price of the common stock of $0.10

The number of shares of the registrant’s common stock outstanding as of April 13, 2018 was 48,628,185.

Part I

Item 1. Business

Description of Business

IGEN Networks Corp. (“IGEN”, the “Company”, “we”, “our”) was incorporated in the State of Nevada on November 14, 2006, under the name of Nurse Solutions Inc. On September 19, 2008, the Company changed its name to Sync2 Entertainment Corporation and traded under the symbol SYTO. On September 15, 2008, the Company became a reporting issuer in British Columbia, Canada. On May 26, 2009, the Company changed its name to IGEN Networks Corp. On March 25, 2015, the Company was listed on the Canadian Securities Exchange (CSE) under the trading symbol IGN and the Company became a reporting Venture Issuer in British Columbia and Ontario, Canada.

The Company’s principal business is the development and marketing of software services for the automotive industry. The Company works with wireless carriers, hardware suppliers and software developers to provide direct and secure access to information on the vehicle and the driver’s behavior. The software services are delivered from the AWS Cloud to the consumer and their families over the wireless networks and accessed from any mobile or desktop device. The software services are marketed to automotive dealers, financial institutions, and direct-to-consumer through various commercial and consumer brands.

As of December 31, 2017 the Company had:

i)	A 100% equity position in Nimbo LLC, a privately held US company acquired in 2014;
ii)	Equity positions and distribution agreements with two Canadian privately held companies: Gogiro Internet Group, and Machlink Inc., in which it has 30.44% and 2.15% equity positions respectively;
iii)	A global distribution agreement with Star Solutions Inc., a privately held Canadian company; and
iv)	A software license and hardware supply agreement with GPS Holdings Ltd (GHD), a privately held US Company.
v)	A software license and hardware supply agreement with Position Universal Inc.

The Company’s head office is located at 29970 Technology Drive, Suite 108, Murrieta CA 92563. Direct line is 844-332-5699.

The Company itself currently owns no patents. The Company has secured trademarks and distribution licenses through increased ownership of privately held technology companies.

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

The Company’s executive management activities are undertaken by Directors of the Company on a contract basis. The Company also relies on subcontractors for a number of professional services. On a consolidated basis, including the Company’s wholly-owned subsidiaries, the Company has 10 full time employees.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Principal Markets

The Company’s common shares currently trade on the both the OTC Link OTCQB in the United States under the symbol IGEN, and the Canadian Securities Exchange (CSE) in Canada under the trading symbol IGN.

High and Low Sales Prices

Quarter Ended	High	Low
2016
March 31, 2016	$0.19	$0.16
June 30, 2016	$0.19	$0.14
September 30, 2016	$0.17	$0.08
December 31, 2016	$0.13	$0.05
2017
March 31, 2017	$0.14	$0.06
June 30, 2017	$0.14	$0.08
September 30, 2017	$0.10	$0.05
December 31, 2017	$0.12	$0.06

Holders

As of December 31, 2017, there were 70 registered shareholders of common shares, not including objecting beneficial owners.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.07	75,000	0.3	$0.07	75,000	$0.07
$0.08	250,000	4.8	0.08	250,000	0.08
$0.09	910,000	0.3	0.09	910,000	0.09
$0.13	1,425,000	4.4	0.13	1,100,000	0.13
$0.16	225,000	3.1	0.16	112,500	0.16
$0.19	2,270,000	2.7	0.19	2,270,000	0.19
Cdn$0.25	20,000	2.7	Cdn$0.25	20,000	Cdn$0.25
	5,175,000	2.8	$0.15	4,737,500	$0.15

On March 25, 2013, via Board of Directors Consent Resolution, the Company ratified and adopted a Stock Option Plan, created an option pool of 4,000,000 options. As of December 31, 2014, 2,585,000 options had been granted, leaving 1,415,000 options remaining for future grants.

On August 31, 2015, via Board of Director’s Consent Resolution, the Company depleted the 2013 option pool and replenished the option pool to 5,000,000 options, representing 18% of outstanding shares at that time.

During the year ended December 31, 2015 2,540,000 options of the option pool were granted, leaving 3,875,000 options available for future grants.

During the year ended December 31, 2016, 675,000 options of the option pool were granted, leaving 3,150,000 options remaining for future grants.

During the year ended December 31, 2017, 1,800,000 options of the option pool were granted, leaving 1,350,000 options remaining for future grants.

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

As of December 31, 2016 and 2015, the Company received subscriptions proceeds of $25,000 for issuance of units at $0.17 per unit. Each unit consists of one common share and one share purchase warrant exercisable at $0.35 per share for a period expiring two years from their date of issuance. As of the date of this report, the Company has not issued the units for this subscription.

2017

During the year ended December 31, 2017, the Company issued the following shares/units pursuant to non-brokerage private placements:

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

On June 23, 2017, the Company issued 147,059 units at $0.17 per unit for proceeds of $25,000 which was received as of December 31, 2016. Each unit consisted of one common share and one share purchase warrant exercisable at $0.35 per share for a period of two years from their date of issuance.

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

On October 1, 2017, the Company issued 75,000 shares of common stock with a fair value of $6,000 for consulting services rendered. The fair value of common shares was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

On October 5, 2017, the Company issued 50,000 shares of common stock with a fair value of $4,000 for consulting services rendered. The fair value of common shares was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

On October 17, 2017, the Company issued 150,000 shares of common stock with a fair value of $12,000 for consulting services rendered. The fair value of common shares was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

On November 1, 2017, the Company issued 625,000 shares of common stock for the conversion of two convertible notes payable with an aggregate value of $50,000 at $0.08 per share.

On November 6, 2017, the Company entered into a subscription agreement with an accredited investor to sell 1,428,571 shares of common stock at $0.07 per share for proceeds of $100,000.

On December 31, 2017, the Company issued 49,020 shares of common stock with a fair value of $4,902 based on the closing price of the Company’s common stock for consulting services rendered.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2017. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements and information in this MD&A are not based on historical facts and constitute forward- looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”), including our business outlook for the short and longer term and our strategy, plans and future operating performance. Forward-looking statements are provided to help you understand our views of our short and longer term prospects. We caution you that forward-looking statements may not be appropriate for other purposes. We will not update or revise our forward-looking statements unless we are required to do so by securities laws. Forward-looking statements:

•	Typically include words and phrases about the future such as “outlook”, “may”, “estimates”, “intends”, “believes”, “plans”, “anticipates” and “expects”;

•	Are not promises or guarantees of future performance. They represent our current views and may change significantly;

•	Are based on a number of assumptions, including those listed below, which could prove to be significantly incorrect:

•	Our ability to find viable companies in which to invest

•	Our ability successfully manage companies in which we invest

•	Our ability to successfully raise capital

•	Our ability to successfully expand and leverage the distribution channels of our portfolio companies;

•	Our ability to develop new distribution partnerships and channels

•	Expected tax rates and foreign exchange rates.

•	Are subject to substantial known and unknown material risks and uncertainties. Many factors could cause our actual results, achievements and developments in our business to differ significantly from those expressed or implied by our forward-looking statements. Actual revenues and growth projections of the Company or companies in which we are invested may be lower than we expect for any reason, including, without limitation:

•	the continuing uncertain economic conditions

•	price and product competition

•	changing product mixes,

•	the loss of any significant customers,

•	competition from new or established companies,

•	higher than expected product, service, or operating costs,

•	inability to leverage intellectual property rights,

•	delayed product or service introductions

Investors are cautioned not to place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future results.

Overview

In 2017, the Company continued to focus on initiatives to grow revenue, expand its customer base, and develop new revenue streams. New car franchise dealerships continue to expand in Southern California along with the recent launch of IGEN’s direct-to-consumer brand “Medallion GPS”, targeted at the pre-owned automotive industry. Highlights for the year include:

•	On January 17, 2017, the Company announced a new nation-wide marketing initiative for increased exposure through Verizon Wireless’ B2B channels to automotive dealerships across the US.

•	On March 7, 2017, the Company announced receipt of new orders for Nimbo’s pre-loaded automotive dealership product and services.

•	On March 7, 2017, the Company announced expansion of Nimbo’s sales force including increased staffing in California and the opening of new sales office in Charlotte, NC.

•	On April 24, 2017, the Company secured a contract with JStar Automotive Group contributing 400 pre-load activations per month.

•	On May 22, 2017, the Company sponsored the 7th Annual Agent Summit, the largest gathering of sales representatives and dealer consultants for F&I products in the US.

•	On June 15, 2017, the Company activated its first 1,000 activations with Sprint.

•	On September 26, 2017, the Company engages Darrow & Associates to Lead Strategic IR Programs

•	On October 4, 2017, the Company announced the launch its Direct-to-Consumer brand “Medallion GPS” for the Pre-owned Automotive Aftermarket Industry.

•	As of 3Q2017 subscriber base has reached 31,000 subscribers representing an annualized growth rate of 264% over the last 9 months.

•	The Company as of December 31, 2017 finished its fiscal year with $95,395 in backlog orders.

•	Financial metrics at fiscal year-end December 31, 2017:

•	Record recognized revenues of $1,347,059 with deferred revenue of $817,342 representing 15% growth year on year.

•	Record gross profits of $483,232 representing 22% growth year on year.

•	Gross Margins increased from 35% to 36% year on year.

•	Net loss for the current year was $1,297,660 including $234,122 of stock-based compensation compared to a net loss of $836,758 which included $148,160 of stock-based compensation.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2017, the Company had total current assets of $132,194, a 48% decrease from the end of 2016. This decrease was mostly due to a $102,581 decrease in trade accounts receivable because of the timing of payments to Nimbo from its customer.

The Company’s current liabilities as of December 31, 2017 were $1,847,471, a 23% increase over those reported at the end of the 2016. However $622,766 (or 34%) of the Company’s current liabilities, were deferred revenues for sales made in 2017 which will eventually convert to revenue in 2018. The increase in current liabilities was mostly due to a $199,233 increase in the derivative liabilities due to the new convertible debentures entered into during 2017.

IGEN ended 2017 with negative working capital of $1,715,277. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

In 2017, the Company raised an additional $450,000 in equity financing and converted $50,000 of convertible debentures into shares. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of December 31, 2017, the Company’s total assets were $640,555, a 16% decrease over the prior year, due primarily to the decrease in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of December 31, 2017, the Company’s total liabilities were $2,031,047, which reflects the sole addition of $183,576 in long-term deferred revenue to the $1,847,471 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in 2017 for which service, and the associated revenue recognition, occurs beyond 2018. Total liabilities increased by 29% over the previous year, however 40%, or $817,342 of the Company’s year-end total liabilities was deferred revenue, compared with only $726,471 of deferred revenue reported at the end of 2016.

The above resulted in net assets as of December 31, 2017 being ($1,390,492) and an accumulated deficit of $10,223,288.

The Company is continuing its efforts to increase its asset base, raise funds, and improve cashflow to improve its working capital position. As of the date these financial statements were issued the Company believes it has adequate working capital and projected net revenues and cash flows to maintain existing operations for approximately six months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through private placements or other means in the both the near and medium term.

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

For the year ended December 31, 2017, the Company had revenues of $1,347,059, a record for the Company, and an 18% increase over the revenue reported for same period in 2016. However, this is not reflective of the actual total sales growth of the Company, as $817,342 of the Company’s 2017 revenue was deferred (compared with only $726,471 in 2016). Including new deferred revenues the Company saw total sales growth year on year of 15%.

Service-only revenues increased by 58% to $375,344 and hardware-only and hardware/software bundled sales increased by 7% at $971,715.

Increased revenue deferrals for services contracts in 2017 are due to the Company implementing a pricing model based on initial lower margin sales of services and hardware that is pre-loaded in automotive dealership lots, with follow-on high margin service revenues generated by subsequent sell-through to end customers. Delivery of the initial sales under this model were completed in Q3 2016 and continued through Q4 2016 and into 2017. High-margin sell through of services began to materialize in Q3 2016, leading to increased invoicing and cash flow, but also increased deferred revenues. The Company anticipates this pricing, margin, and revenue recognition model will continue to grow through 2018.

Costs of goods sold for 2017 were $863,827, a 15% increase over 2016. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit was $483,232, a record for the Company, representing growth of 22% year on year. Gross margin percentage for the year improved from 35% to 36%.

Though the Company was able to increase revenues, gross profit, and gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the year ended December 31, 2017 totaled $1,609,725, an increase of $412,247, or 34%, from total expenses reported for 2016. The increase in expenses for the year ended December 31, 2017 was due to the increase in stock-based compensation of $85,962 and payroll and related of $201,173, along with general increases in other expenses due to increased overall sales and business activity.

Net Loss

For the year ended December 31, 2017, the Company had a net loss of $1,297,660 (or ($0.04) per basic and diluted share) compared with a net loss of $836,758 (or ($0.03) per basic and diluted share) in 2016.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows

For the year ended December 31, 2017, the Company saw a net decrease in cash of $11,385. Cash used in operating activities was $683,826, an increase of 124% from the $305,353 net cash used in 2016. This was offset by net financings of $698,572 raised via private placements and convertible debentures. Cash at the end of the year was $28,638.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IGEN Networks Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016, and the results of their operations and cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at December 31, 2017, the Company has a working capital deficit of $1,715,277 and an accumulated deficit of $10,223,288. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Comparative Figures

As disclosed in Note 18 of the consolidated financial statements, the 2016 consolidated financial statements have been restated to correct a misstatement.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

April 16, 2018

IGEN NETWORKS CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2017	December 31, 2016
		(Restated)
Assets

Current Assets
Cash	$28,638	$40,023
Accounts and other receivables	54,121	162,429
Inventory	2,222	17,226
Prepaid expenses and deposits	22,213	18,811
Restricted cash	25,000	15,000
Total Current Assets	132,194	253,489

Equipment	2,853	7,385
Goodwill	505,508	505,508
Total Assets	640,555	766,382

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	858,908	742,876
Current portion of deferred revenue	633,766	652,486
Notes payable	14,578	79,998
Convertible debentures, net of unamortized discount of $153,194 and $0, respectively	113,056	-
Derivative liabilities	227,163	27,930
Total Current Liabilities	1,847,471	1,503,290

Deferred revenue	183,576	73,985
Total Liabilities	2,031,047	1,577,275

Commitments and Contingencies

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding – 39,214,517 and 32,389,585 shares, respectively	39,215	32,390
Share subscriptions received	-	25,000
Additional paid-in capital	8,854,491	8,109,286
Deferred compensation	-	(19,592)
Accumulated other comprehensive loss	(60,910)	(32,349)
Deficit	(10,223,288)	(8,925,628)
Total Stockholders’ Deficit	(1,390,492)	(810,893)
Total Liabilities and Stockholders’ Deficit	$640,555	$766,382

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Years ended December 31,
	2017	2016

Revenues:
Sales, hardware and accessories	$971,715	$906,235
Sales, services	375,344	236,882
Total Revenues	1,347,059	1,143,117
Cost of goods sold	863,827	748,378
Gross Profit	483,232	394,739

Expenses:
Selling, general and administrative expenses	649,704	407,394
Payroll and related	589,798	388,625
Management and consulting fees	370,223	401,459
Total Expenses	1,609,725	1,197,478
Loss Before Other Income (Expense)	(1,126,493)	(802,739)
Other Income (Expense):
Accretion of discounts on convertible debentures	(125,231)	(34,064)
Change in fair value of derivative liabilities	27,482	10,317
Gain (loss) on settlement of debt	39,210	(1,500)
Interest expense	(32,628)	(8,772)
Total Other Income (Expense), net	(91,167)	(34,019)
Net Loss before Provision for Income Taxes	(1,217,660)	(836,758)
Provision for Income Taxes	(80,000)	-
Net Loss	(1,297,660)	(836,758)
Other Comprehensive Income (Loss):
Foreign currency translation loss	(28,561)	(20,478)
Comprehensive Loss	$(1,326,221)	$(857,236)
Basic and Diluted Loss per Common Share	$(0.04)	$(0.03)
Weighted Average Number of Common Shares Outstanding	35,454,849	31,120,930

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

						Accumulated		Total
			Share	Additional		Other		Stockholders’
	Common Stock		Subscriptions	Paid-in	Deferred	Comprehensive		Equity
	Shares	Amount	Received	Capital	Compensation	Loss	Deficit	(Deficit)
							(Restated)	(Restated)

Balance, December 31, 2015	28,215,349	$28,215	$25,000	$7,586,514	$(54,570)	$(11,871)	$(7,675,552)	$(102,264)

Stock-based compensation	-	-	-	52,702	-	-	-	52,702
Shares issued for cash	3,076,510	3,077	-	322,665	-	-	-	325,742
Shares issued for services	479,290	479	-	60,001	-	-	-	60,480
Shares issued for exercise of options	55,556	56	-	4,944	-	-	-	5,000
Share issued for debt settlement	50,000	50	-	7,450	-	-	-	7,500
Shares issued for debenture conversion	512,880	513	-	78,552	-	-	-	79,065
Shares issuance cost	-	-	-	(3,542)	-	-	-	(3,542)
Deferred compensation charged to operations	-	-	-	-	34,978	-	-	34,978
Foreign currency translation loss	-	-	-	-	-	(20,478)	-	(20,478)
Adjustment to accumulated deficit (see Note 18)	-	-	-	-	-	-	(413,318)	(413,318)
Net loss	-	-	-	-	-	-	(836,758)	(836,758)

Balance, December 31, 2016, as restated	32,389,585	32,390	25,000	8,109,286	(19,592)	(32,349)	(8,925,628)	(810,893)

Stock-based compensation	-	-	-	167,772	-	-	-	167,772
Shares issued for cash and share subscriptions	5,672,852	5,673	(25,000)	469,327	-	-	-	450,000
Shares issued for services	527,080	527	-	46,231	-	-	-	46,758
Shares issued for debenture conversion	625,000	625	-	61,875	-	-	-	62,500
Deferred compensation charged to operations	-	-	-	-	19,592	-	-	19,592
Foreign currency translation loss	-	-	-	-	-	(28,561)	-	(28,561)
Net loss	-	-	-	-	-	-	(1,297,660)	(1,297,660)

Balance, December 31, 2017	39,214,517	39,215	-	8,854,491	-	(60,910)	(10,223,288)	(1,390,492)

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Years ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(1,297,660)	$(836,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	125,231	34,064
Bad debts	1,996	2,123
Change in fair value of derivative liabilities	(27,482)	(10,317)
Depreciation	4,360	10,279
Loss (gain) on settlement of debt	(39,210)	1,500
Shares issued for services	66,350	95,458
Stock-based compensation	167,772	52,702

Changes in operating assets and liabilities:
Accounts and other receivables	106,312	(113,709)
Inventory	15,004	12,417
Prepaid expenses and deposits	(3,402)	(11,913)
Restricted cash	(10,000)	(15,000)
Accounts payable and accrued liabilities	116,032	217,448
Deferred revenue	90,871	256,353
Net Cash Used in Operating Activities	(683,826)	(305,353)

Cash Flows from Financing Activities
Proceeds from notes payable	13,000	-
Repayment of notes payable	(80,678)	(45,369)
Proceeds from convertible debentures	316,250	54,087
Proceeds from issuance of common stock	450,000	325,742
Share issuance costs	-	(3,542)
Net Cash Provided by Financing Activities	698,572	330,918

Effect of Foreign Exchange Rate Changes on Cash	(26,131)	(19,132)

Change in Cash	(11,385)	6,433
Cash, Beginning of Year	40,023	33,590
Cash, End of Year	$28,638	$40,023

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion option derivative liabilities recorded as debt discounts	$278,425	$-
Shares issued for subscription receivable	$25,000	$-
Shares issued for debt settlement	$-	$7,500
Shares issued for debenture conversion	$62,500	$79,065
Shares issued for options exercise included in accounts payable	$-	$5,000

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

(Expressed in U.S. dollars)

1. Organization and Description of Business

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. IGEN has three lines of businesses: (i) investing in and managing private high-tech companies that offer products and services in the domains of wireless broadband and machine-to-machine communications and applications; (ii) negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of IGEN; and (iii) providing lot inventory management, asset tracking, and stolen vehicle recovery solutions to the automotive dealership industry and its customers through its wholly-owned subsidiary, Nimbo, LLC (“Nimbo”).

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2017 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the years ended December 31, 2017 and 2016, has a working capital deficit of $1,715,277 and an accumulated deficit of $10,223,288 as of December 31, 2017, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiaries, Nimbo, which is formed in the USA, and IGEN Business Solutions, Inc. (“IBS”), which was incorporated in Canada (see below).

All intercompany transactions and balances have been eliminated. These consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), are expressed in U.S. dollars, and, in management’s opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful life and recoverability of equipment, impairment of goodwill, valuation of notes payable and convertible debentures, fair value of derivative liabilities, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less at the time of acquisition to be cash equivalents.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded during the years ended December 31, 2017 and 2016.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Amortization is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2017. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

Financial Instruments

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the Company is to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The fair values of cash, accounts and other receivables, restricted cash, and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The fair value of cash is determined based on “Level 1” inputs and the fair value of derivative liabilities is determined based on “Level 3” inputs. The recorded values of notes payable, approximate their current fair values because of their nature and respective maturity dates or durations. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

Revenue Recognition and Deferred Revenue

The Company derives revenue from the sale of devices and services provided in relation to vehicle tracking and recovery. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when all the following conditions are met:

•	There is clear evidence that an arrangement exists;
•	Services are provided or products are delivered to customers;
•	Amounts are fixed or can be determined;
•	The ability to collect is reasonably assured;
•	There is no significant obligation for future performance; and
•	The amount of future returns can be reasonably estimated.

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

The Company has determined that the sale of our vehicle tracking device and related service is considered one unit of accounting and the revenue related to the sale is deferred and recognized over the service term, typically one year.

Revenue relating to the sale of service renewal fees on its vehicle tracking and recovery services is recognized over the life of the contract. The service renewal fees are offered in terms ranging from 12 to 36 months and are generally payable in full upon renewal.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue.

Financing Costs and Debt Discount

Financing costs and debt discounts are recorded net of notes payable and convertible debentures in the consolidated balances sheet. Amortization of financing costs and the debt discounts is calculated using the effective interest method over the term of the debt and is recorded as interest expense in the consolidated statement of operations.

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

Assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of stockholders’ deficit.

Stock-based Compensation

The estimated fair values of employee stock option grants are determined as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The estimated fair values of restricted stock awards are determined based on the fair value of our common stock on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the guidance of ASC 718, “Compensation – Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance is reached. For transactions in which the fair value of the equity instrument issued to non-employees is the more reliable measurement and a measurement date has not been reached, the fair value is re-measured at each vesting and reporting date using the Black-Scholes option pricing model. Compensation expense for these share-based awards is recognized over the term of the consulting agreement or until the award is approved and settled.

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of December 31, 2017 and 2016, the Company has 13,021,952 and 8,055,294 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 2017, and 2016, comprehensive income (loss) consists of foreign currency translation gains and losses.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier. The Company has not yet selected a transition method and is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is currently evaluating the new guidance and have not determined the impact this standard may have on the consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Classification of Restricted Cash”, which updates the guidance as to how restricted cash should be presented and classified. The updates are intended to reduce diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company expects the implementation of this standard to have an impact on the Company’s consolidated financial statements and related disclosures as the Company had restricted cash on our consolidated balance sheet of $25,000 as of December 31, 2017, and currently do not present the amount as a cash equivalent in our consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other”. ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect ASU 2017-04 to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Accounts and Other Receivables

	December 31, 2017	December 31, 2016
Trade accounts receivable	$55,575	$149,825
GST and other receivable	164	14,222
Allowance for doubtful accounts	(1,618)	(1,618)
	$54,121	$162,429

4. Equipment

	December 31, 2017	December 31, 2016
Computer equipment	$44,166	$52,303
Office equipment	1,603	1,603
Software	6,012	6,012
Total	51,781	59,818
Accumulated depreciation	(48,928)	(52,533)
Total	$2,853	$7,385

5. Goodwill

As of December 31, 2017 and 2016, the Company had goodwill of $505,508 related to the acquisition of Nimbo.

6. Accounts Payable and Accrued Liabilities

	December 31, 2017	December 31, 2016
Trade accounts payable	623,375	$652,537
Accrued liabilities	49,696	39,035
Accrued interest payable	17,057	12,862
Payroll and commissions payable	84,299	32,063
Unrecognized tax position	80,000	-
Taxes payable	4,481	6,379
	858,908	$742,876

7. Notes Payable

(a)	On September 30, 2014, the Company issued a note payable with principal of $95,000 in exchange for settlement of accounts payable of the same amount. The note payable was unsecured, bore interest at 5% per annum, and was due on demand. The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest rate of 14% per annum. The Company recorded a debt discount of $16,163 to the note payable, which was amortized in full as of December 31, 2016, and a corresponding amount to additional paid-in capital at issuance. During the year ended December 31, 2016, the Company amortized $7,762 of the debt discount to interest expense. During the year ended December 31, 2016, the Company repaid $30,000 of the principal. During the year ended December 31, 2017, the Company repaid the remaining balance of $65,000 of the principal and $7,000 of accrued interest. As of December 31, 2017 and 2016, the carrying value of the note payable was $0 and $65,000, respectively, and the Company had an outstanding accrued interest balance of $0 and $10,711, respectively, which has been included in accounts payable and accrued liabilities.

(b)	As of December 31, 2017 and 2016, the Company had a note payable with a principal balance of $11,952 (Cdn$15,000) and $14,998 (Cdn$20,000), respectively, owed to a director, which is unsecured, bears interest at 5% per annum, and was due on October 30, 2017, and is now due on demand. As of December 31, 2017 and 2016, the Company had an outstanding accrued interest balance of $2,386 (Cdn$2,960) and $2,151 (Cdn$2,373), respectively, which has been included in accounts payable and accrued liabilities.

(c)	On March 23, 2017, the Company entered into a loan agreement with a third party for a principal amount of $8,695, which includes a one-time loan fee of $695, which was charged to interest expense. The note payable is unsecured, non-interest bearing, and requires minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company’s PayPal account will be used to pay off the loan until the loan is repaid in full. As of December 31, 2017 and 2016, the balance of the note payable was $2,626 and $0, respectively.

8. Convertible Debentures

(a)	On June 1, 2016, the Company issued two convertible debentures in the principal amounts of $37,577 (Cdn$50,000) and $15,031 (Cdn$20,000), respectively. Under the terms of the debentures, the amounts were unsecured, bore interest at 15% per annum, payable monthly or at term, and were due on the four month anniversary of the closing dates of June 8, 2016 (i.e. October 8, 2016). Subject to the approval of the holder of the convertible debentures, the Company may convert any or all of the principal and/or interest at any time following the four month anniversary of the issuance date of the convertible debentures into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock.

The Company analyzed the conversion option under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), and determined that the conversion feature should be classified as a liability and recorded at fair value due to there being no explicit limit to the number of shares to be delivered upon settlement of the conversion option. In accordance with ASC 815, the Company recognized the estimated fair value of the embedded conversion feature of $26,306. On October 8, 2016, the note became convertible resulting in the Company recording a derivative liability of $26,306 with a corresponding adjustment to loss on change in fair value of derivative liabilities. On October 13, 2016, the Company issued 512,880 shares of common stock for the full conversion of $54,087 (Cdn$70,000) of these debentures and $2,941 (Cdn$3,855) of accrued interest (see Note 11). During the year ended December 31, 2016, the Company amortized $26,306 of the debt discount to accretion of discount on convertible debentures expense.

(b)	On March 30, 2017, the Company issued a convertible debenture to a third party in the principal amount of $50,000 which is unsecured, bears interest at 12% per annum, calculated monthly, and was due on September 30, 2017, and is now due on demand. Subject to the approval of the holder of the convertible debenture, the Company may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (September 30, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The estimated fair value of the derivative liability resulted in a discount to the convertible debenture of $32,127, which was accreted over the term of the convertible debenture. During the years ended December 31, 2017 and 2016, $32,127 and $0, respectively, of amortization expense was recorded. As of December 31, 2017 and 2016, the carrying value of the convertible debenture is $50,000 and $0, respectively.

(c)	On May 1, 2017, the Company issued two convertible debentures for aggregate proceeds of $50,000 which were unsecured, bore interest at 12% per annum, calculated monthly, and were due on May 1, 2019. Subject to the approval of the holder of the convertible debenture, the Company may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (November 1, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The estimated fair value of the derivative liabilities resulted in a discount to the convertible debentures of $45,400, which was accreted over the term of the convertible debenture. On November 1, 2017, the Company issued 625,000 shares of common stock for the full conversion of these debentures. The discount was amortized in full as a result of the conversion. During the years ended December 31, 2017 and 2016, $45,400 and $0, respectively, of accretion expense was recorded.

(d)	On August 7, 2017, the Company issued a convertible debenture to a third party in the principal amount of $161,250 with an original issuance discount of $11,250 and incurred $3,500 of financing costs to a third party, which is unsecured, bears interest at 5% per annum, and is due on August 7, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (February 7, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liabilities of $153,827 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. During the years ended December 31, 2017 and 2016, $47,632 and $0, respectively, of amortization expense was recorded. As of December 31, 2017 and 2016, the carrying value of the convertible debenture is $55,055 and $0, respectively.

(e)	On December 18, 2017, the Company issued a convertible debenture to a third party in the principal amount of $55,000 with an original issuance discount of $5,000 and incurred $1,500 of financing costs to a third party, which is unsecured, bears interest at 2% per annum, and is due on June 18, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (June 18, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liabilities of $47,071 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. During the year ended December 31, 2017 and 2016, $72 and $0, respectively, of amortization expense was recorded. As of December 31, 2017 and 2016, the carrying value of the convertible debenture is $8,001 and $0, respectively.

9. Derivative Liabilities

During the year ended December 31, 2016, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars (Note 12) and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. As of December 31, 2017 and 2016, the Company had a derivative liability of $7,642 and $27,930, respectively, relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the years ended December 31, 2017 and 2016, assuming no expected dividends:

	2017	2016
Expected volatility	195% - 196%	148% - 233%
Risk free interest rate	1.06% - 1.39%	0.44% - 0.85%
Expected life (in years)	0.25 – 0.50	0.40 - 1.20

During the years ended December 31, 2017 and 2016, the Company issued convertible debentures with variable exercise prices based on market rates (see Note 8). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the years ended December 31, 2017 and 2016, assuming no expected dividends:

	2017	2016
Expected volatility	187% - 225%	175 - 233%
Risk free interest rate	1.22% - 1.62%	0.26%
Expected life (in years)	0.16 – 1.50	0.10

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the years ended December 31:

	2017	2016
Balance at January 1,	$27,930	$33,982
Issuance of embedded conversion derivative liabilities	278,425	26,306
Extinguishment due to conversion of convertible debentures	(51,710)	(22,041)
Change in fair value	(27,482)	(10,317)
Total	$227,163	$27,930

10. Related Party Transactions

(a)	During the years ended December 31, 2017 and 2016, the Company incurred $227,080 and $250,200, respectively, in management and consulting fees to two officers and a Company controlled by a director.

(b)

As of December 31, 2017 and 2016, the Company owed $133,535 and $132,053, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

11. Stockholders’ Deficit

Preferred Stock

On January 17, 2018, a new class of preferred stock consisting of 10,000,000 shares, with rights and privileges to be determined by the Board of Directors at a later date, was approved by the stockholders of the Company.

Common Stock

2017

(a)	On March 2, 2017, the Company issued 2,222,222 units at $0.09 per unit for proceeds of $200,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable until March 2, 2019. The share purchase warrant is exercisable at $0.18 per share for the first year and $0.23 per share thereafter.

(b)	On March 2, 2017, the Company issued 56,000 shares of common stock with a fair value of $5,640 based on the closing price of the Company’s common stock for consulting services rendered by a company controlled by the Vice President of Finance of the Company.

(c)	On April 20, 2017, the Company issued 49,020 shares of common stock with a fair value of $5,392 based on the closing price of the Company’s common stock for consulting services rendered.

(d)

On June 23, 2017, the Company issued 147,059 units at $0.17 per unit for proceeds of $25,000 which was received as at December 31, 2016. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.35 per share for a period of two years from their date of issuance.

(e)	On July 1, 2017, the Company issued 49,020 shares of common stock with a fair value of $4,902 based on the closing price of the Company’s common stock for consulting services rendered.

(f)	On August 29, 2017, the Company issued 1,875,000 shares of common stock at $0.08 per share for proceeds of $150,000.

(g)	On September 7, 2017, the Company issued 49,020 shares of common stock with a fair value of $3,922 based on the closing price of the Company’s common stock for consulting services rendered.

(h)	On October 1, 2017, the Company issued 75,000 shares of common stock with a fair value of $6,000 based on the closing price of the Company’s common stock for consulting services rendered.

(i)	On October 5, 2017, the Company issued 50,000 shares of common stock with a fair value of $4,000 based on the closing price of the Company’s common stock for consulting services rendered.

(j)	On October 17, 2017, the Company issued 150,000 shares of common stock to an employee with a fair value of $12,000 based on the closing price of the Company’s common stock for a bonus.

(k)

On November 1, 2017, the Company issued 625,000 shares of common stock with a fair value of $62,500 based on the closing price of the Company’s common stock for the conversion of two convertible notes payable with an aggregate value of $50,000 and derivative liabilities of $51,710. The Company recorded a gain on settlement of debt of $39,210 in connection with this debt settlement.

(l)	On November 6, 2017, the Company issued 1,428,571 shares of common stock at $0.07 per share for proceeds of $100,000.

(m)	On December 31, 2017, the Company issued 49,020 shares of common stock with a fair value of $4,902 based on the closing price of the Company’s common stock for consulting services rendered.

(n)	During the year ended December 31, 2015, the Company issued 498,801 shares of common stock with a fair value of $107,944 based on the closing price of the Company’s common stock for services. Of this amount, $70,300 relates to services to be rendered, which was recorded as deferred compensation. During the year ended December 31, 2017, the Company expensed $19,592 (2016 - $34,978) of the deferred compensation as consulting fees, which reflects the pro-rata portion of the services provided through July 24, 2017. The services have been fully earned as of July 24, 2017.

2016

(o)	On January 7, 2016, the Company issued 55,556 shares of common stock for proceeds of $5,000 pursuant to the exercise of options.

(p)	On March 29, 2016, the Company issued 588,240 units for proceeds of $76,029 (Cdn$100,000). Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.25 (Cdn$0.34) per share until March 29, 2018.

(q)	On May 4, 2016, the Company issued 250,000 units for proceeds of $22,770 (Cdn$30,000). Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per share until May 4, 2018.

(r)	On June 9, 2016, the Company issued 312,500 units for proceeds of $39,283 (Cdn$50,000). Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.20 per share until June 9, 2017.

(s)	On October 12, 2016, the Company issued 357,143 units for proceeds of $37,659 (Cdn$50,000). Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.18 per share until October 12, 2017. In relation to this financing, the Company paid finder’s fees of $3,542, which was recorded as share issuance costs.

(t)	On October 12, 2016, the Company issued 50,000 shares of common stock with a fair value of $7,500 based on the closing price of the Company’s common stock for the settlement of debt of $6,000. There Company recorded a loss on settlement of debt of $1,500 in connection with this debt settlement.

(u)	On October 12, 2016, the Company issued 512,880 shares of common stock upon the conversion of two convertible debentures and accrued interest totaling $79,065.

(v)	On December 5, 2016, the Company issued 980,392 units for proceeds of $100,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.15 per share until December 5, 2017.

(w)	On December 13, 2016, the Company issued 588,235 units for proceeds of $50,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.12 per share until December 13, 2017.

(x)	During the year ended December 31, 2016, the Company issued 479,290 shares of common stock with the fair value of $60,480 based on the closing price of the Company’s common stock for consulting services rendered by external consultants.

12. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2015	1,125,843	$0.30
Issued	3,076,510	0.17
Expired	(147,059)	0.40
Balance, December 31, 2016	4,055,294	0.20
Issued	2,419,281	0.17
Expired	(2,236,662)	0.22
Balance, December 31, 2017	4,237,913	$0.19

As of December 31, 2017, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
588,240	Cdn$0.34	March 29, 2018
250,000	$0.15	May 4, 2018
2,222,222	$0.18	March 2, 2019
147,059	$0.35	June 23, 2019
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
4,237,913

During the year ended December 31, 2017, the Company issued 50,000 share purchase warrants with a fair value of $2,185 as contract fees to a third party for future financing, which was recorded as stock-based compensation expense. The Company uses the Black-Scholes option pricing model to establish the fair value of share purchase warrants issued, assuming no expected dividends or forfeitures, volatility of 173%, risk-free rate of 1.14%, and an expected life of 3 years.

13. Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2015	4,080,556	$0.12
Granted	675,000	0.13
Exercised	(55,556)	0.09
Cancelled / forfeited	(700,000)	0.18
Balance, December 31, 2016	4,000,000	0.16
Granted	1,800,000	0.12
Cancelled / forfeited	(625,000)	0.14
Balance, December 31, 2017	5,175,000	$0.15	$11,350

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.07	75,000	0.3	$0.07	75,000	$0.07
$0.08	250,000	4.8	0.08	250,000	0.08
$0.09	910,000	0.3	0.09	910,000	0.09
$0.13	1,425,000	4.4	0.13	1,100,000	0.13
$0.16	225,000	3.1	0.16	112,500	0.16
$0.19	2,270,000	2.7	0.19	2,270,000	0.19
Cdn$0.25	20,000	2.7	Cdn$0.25	20,000	Cdn$0.25
	5,175,000	2.8	$0.15	4,737,500	$0.15

2017

On May 11, 2017, the Company granted 1,550,000 stock options to officers, directors, employees, and consultants of the Company, which are exercisable at $0.13 per share and expire on May 11, 2022. Of this amount, 1,150,000 stock options vested on the date of grant, 50,000 stock options vested on October 21, 2017, 50,000 stock options vested on November 11, 2017, and the remaining 300,000 stock options are scheduled to vest on May 11, 2018. During the year ended December 31, 2017, one employee and one consultant were terminated and a total of 125,000 options were cancelled.

On October 6, 2017, the Company granted 250,000 stock options to a consultant, which are exercisable at $0.08 per share, expire on October 6, 2022 and vested immediately.

F-15

2016

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

The fair values of stock options granted are amortized over the vesting period where applicable. During the years ended December 31, 2017 and 2016, the Company recorded $165,587 and $52,702, respectively, in stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2017	2016
Expected volatility	136%	124%
Risk free interest rate	1.80%	1.16%
Expected life (in years)	4.8	4.0

14. Segments

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

15. Concentration Risk

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

During the years ended December 31, 2017 and 2016, the Company had two customers which accounted for 74% and 66%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of December 31, 2017 and 2016, the Company had three and two customers, respectively, which accounted for 100% and 90%, respectively, of the gross accounts receivable balance.

16. Income Taxes

The Company’s income tax provision consists of the following:

	2017	2016
Current:
Federal	$80,000	$-
State	-	-
Foreign	-	-
Total Current	80,000	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision for income taxes	$80,000	$-

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company's loss before income taxes to the income tax provision is as follows:

	2017	2016
Computed tax benefit at federal statutory rate	$(441,204)	$(334,703)
Permanent items	(4,016)	78,459
Stock-based compensation	21,635	-
Incentive stock options	57,042	-
Conversion feature derivative liability	16,785	-
Impact of tax law change in rate	720,057	-
Change in tax rates and true up	-	(262,355)
Uncertain tax positions	80,000	-
Impact of difference related to foreign earnings	-	33,247
Valuation allowance	(370,299)	485,352
Provision for income taxes	$80,000	$-

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$1,798,000	$2,236,248
Stock-based compensation	1,000	-
Accounts receivable and other timing differences	121,000	-
Basis difference in assets and debt	61,000	-
Equipment	-	19,367
Share issuance costs	-	976
Total Deferred Tax Asset	1,981,000	2,256,591
Valuation allowance	(1,981,000)	(2,256,591)
Net Deferred Tax Asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets for the U.S. federal, state, and Canada have been fully offset by a valuation allowance.

As of December 31, 2017 and 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $5,299,849 and $5,954,978, respectively, which expire beginning in the year 2029. As of December 31, 2017, the Company had net operating loss carryforwards for foreign income tax purposes of $1,046,761 which expire beginning in the year 2032.

The Company is required to file US federal, California, and Canadian tax returns. Due to the Company's loss position the statute remains open for any losses carried over into the current year which means all years from 2006 remain open to examination.

The Company has adopted FASB ASC 740, “Income Taxes” to account for income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statement. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction. In accordance with ASC 740-10-50, the Company is classifying interest and penalties as a component of tax expense.

The Company has a reserve related to unrecognized tax positions of $80,000 as of December 31, 2017, which is presented as part of accounts payable and accrued liabilities. These unrecognized tax positions, if recognized, would affect the effective tax rate. A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2017 is as follows:

Federal and State
Balance at December 31, 2016	$-
Additions for tax positions related to current year	10,000
Additions for tax positions related to prior years	70,000
Balance at December 31, 2017	80,000

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $720,057. Due to the Company's full valuation allowance position, there was no net impact on the Company's income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on the Company's consolidated financial statements for the year ended December 31, 2017 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

17. Commitments and Contingencies

Operating Lease

In April 2017, we entered into non-cancelable operating lease amendment for 2,119 square feet of office space through April 2019.

Rent expense for the years ended December 31, 2017 and 2016 was approximately $47,000 and $45,000, respectively. As of December 31, 2017, we are obligated to make minimum lease payments under our operating lease as follows:

Year ending December 31,	Lease Payments
2018	$38,900
2019	13,100
Total	$52,000

Investor Relations Agreement

In September 2017, we entered into an investor relations agreement with a consultant commencing in October 2017 for a period of one year. Per the terms of the agreement, the Company is to provide to the consultant the following: cash fee of $2,500 per month; shares of common stock valued at $7,500 (75,000 shares) for the first three months of service; shares of common stock valued at $22,500 (225,000 shares) for months four through twelve.

Indemnities and Guarantees

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our officers and directors to the maximum extent permitted under the laws of the State of Nevada. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Legal Matters

In the ordinary course of business, we may face various claims brought by third parties and may, from time to time, make claims or take legal actions to assert our rights, including intellectual property disputes, contractual disputes and other commercial disputes. Any of these claims could subject us to litigation. Management believes there are currently no claims that are likely to have a material effect on our consolidated financial position and results of operations.

18. Restatement

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2017, management of the Company conducted an analysis of the Company’s sales contracts related to its vehicle tracking device and service (“Sales Contracts”) and concluded they should be considered one unit of accounting and the revenue related to the sale should be deferred and recognized over the service term, typically one year. The Company determined that the original accounting for the Sales Contracts failed to appropriately record the sales proceeds as deferred revenue upon collection and recognized over the service term.

As a result of this analysis, the Company concluded that it was necessary to restate its previously filed consolidated financial statements for the year ended December 31, 2016 in the consolidated financial statements for the year ended December 31, 2017. The need to restate the Company’s consolidated financial statements is primarily due to the incorrect application of U.S. GAAP. The restatement is required to properly reflect the Company’s consolidated financial position as of December 31, 2016.

The effect on the consolidated balance sheet for the year ended December 31, 2016 is due to the recording of the Sales Contracts in accordance with U.S. GAAP. Accordingly, the consolidated balance sheet and statement of stockholders’ equity (deficit) for the year ended December 31, 2016 has been retroactively adjusted by $413,318 with no impact on net loss.

19. Subsequent Events

On January 1, 2018, the Company issued 274,020 shares of common stock to consultants for services provided.

On January 22, 2018, the Company issued 2,777,778 shares of common stock at $0.072 per share for proceeds of $200,000.

On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

On February 28, 2018, the Company issued 806,916 shares of common stock for the conversion of $50,000 in principal and $6,000 in accrued interest of a convertible debenture. Refer to Note 8(b).

On March 6, 2018, the Company formed Medallion GPS, LLC, for future business opportunities.

In February and March 2018, the Company issued 554,954 shares of common stock for the conversion of $23,250 in principal of a convertible debenture. Refer to Note 8(d).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that evaluation, they concluded that during the period covered by this report, though there are weaknesses in the Company’s internal controls, given the current size of the organization, such internal controls and procedures as were in place were adequately effective to detect the inappropriate application of US GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2017, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of April 9, 2018:

Name	Age	Position	Term of Office
Robert Nealon	61	Director, Chairman of the Board	July 8, 2010 to present
Neil G. Chan	55	Director, Chief Executive Officer	September 1, 2011 to present
Mark Wells	55	Director	January 17, 2018 to present
Abel I. Sierra	45	Vice President and General Manager	September 15, 2017 to present

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

Mr. Nealon was appointed to the Virginia Small Business Advisory Board by former Virginia Governor Warner and was reappointed to this state board by Governor Kaine through 2010 as its Chairman. Mr. Nealon is also a current appointee to the George Mason University Advisory Board for the Institute for Conflict Analysis and Resolution in Arlington. He is also a member of the National Press Club and the Democratic National Club.

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

Mark Wells, Director

Mr. Wells is presently the President and CEO of Positioning Universal. During his 25 years of experience in the wireless industry, he has pioneered the development and marketing of wireless products, semiconductor technology, and leading edge wireless services. Mr. Wells co-founded DriveOK, which merged with Procon and eventually became Spireon where he led the company during its exceptional growth period in becoming the industry leader of GPS vehicle tracking technologies. Prior to Procon, Mr. Wells was the co-founder and CEO of Zucotto Wireless, where he raised $60M in venture capital to develop wireless semiconductor technologies and secured customers that included Panasonic, Nokia, and Alcatel. Mr. Wells has also held marketing roles with Nokia Mobile Phones where he managed a $10B revenue value of mobile phone products, and later served as Vice President & General Manager at DSP Communications which was eventually sold to Intel for $1.6B. Most recently, Mr. Wells has co-founded and mentored several dozen early-stage technology companies and served as a consultant to Fortune 500 companies.

Abel I. Sierra, Vice President and General Manager

Mr. Sierra has served as President of the Antelope Valley Hispanic Chamber of Commerce (AVHCC) - the first President elected to a second term in the organization's 20 year history. AVHCC's mission is to provide Hispanic entrepreneurship, community growth, and development, by supporting economic programs designed to strengthen and expand the potential of all business. As President of AVHCC, Mr. Sierra has been officially commended by Arnold Schwarzenegger, Ex-Governor of California, James C. Ledford, Mayor of the City of Palmdale, and R. Rex Parris, Mayor of Lancaster for his efforts on behalf of fellow Californians. Prior and concurrent to Mr. Sierra's role with AVHCC was his position as Agency Vice President of HBW Insurance and Financial Services. Mr. Sierra served as an Independent Associate with Legal Shield, Regional Vice President for Primerica Financial Services, marketing Representative for 21st Century/AIG direct, community Representative for Palmdale School District and Palmdale Head Start. Mr. Sierra also served 14 years as a Counter Intelligence Specialist with the United States Marine Corps.

Code of Ethics

The Company has not yet adopted a complete code of ethics policy as defined in Item 406 of Regulation S-K, however the company has adopted a disclosure policy that applies to all directors, officers and employees of the Company, as part of a program to establish a comprehensive code of ethics. The Company’s disclosure policy is available on its website www.igen-networks.com.

Audit Committee and Financial Expert

The Company does not have an audit committee. The functions of an audit committee are done by the board of directors as a whole, as specified in section 3(a)(58)(B) of the Exchange Act. As such, the Company has no audit committee financial expert serving on an audit committee.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Stock awards ($)	Option awards ($)(2)	Total ($)
Neil G. Chan - Director, President & CEO	2017	126,000	0	57,000	183,000
	2016	120,600	0	0	120,600
Richard Freeman – Former Director & COO (3)	2017	89,250	0	57,000	146,250
	2016	120,600	0	0	120,600
Abel I. Sierra – VP Business Development	2017	121,000	12,000	10,500	143,500

_________

(1)	Salary for services as an executive officer. No compensation for services as a director received in 2015, 2016 or 2017.
(2)	Valuation of Stock and Option awards are based on the issuance details listed in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2017.
(3)	Mr. Freeman served as COO until September 15, 2017 and Director until January 17, 2018

Outstanding Equity Awards at Fiscal Year-end

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable
Neil Chan, CEO	1,000,000	0	$0.19	21-Sep-20
	500,000	0	$0.13	11-May-22
Richard Freeman, Former COO	275,000	0	$0.09	31-Mar-18
	1,000,000	0	$0.19	21-Sep-20
	500,000	0	$0.13	11-May-22
Abel Sierra, VP	150,000	0	$0.16	1-Nov-20
	0	150,000	$0.13	11-May-22

The Company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon	2017	0	0	0	0
Director, COB	2016	0	0	0	0

_________

1 Provides information on Directors not serving as executive officers only. Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors are currently not paid any standard compensation for acting as directors. In 2013, Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised. In 2015, Mr. Nealon was awarded 250,000 stock options, all of which vested in 2015 and none of which were exercised. Mr. Nealon had 400,000 options vested and unexercised as of December 31, 2017, with 150,000 options expiring on March 31, 2018 and 250,000 options expiring on September 21, 2020.

Compensation of Executives

The CEO, who is also a director of the Company, and former COO (through September 15, 2017) of the Company, who was a director of the Company until January 17, 2018, are paid a total of $126,000 per annum, including $30,000 per annum charged to Nimbo, as compensation for services in their respective capacities as executive officers of the Company. In 2013, the CEO, Neil Chan, was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014. In 2015, Mr. Chan was granted a further 1,000,000 stock options all of which vested in 2015 and 55,556 options were exercised in January 2016. In 2017, Mr. Chan was granted another 500,000 stock options, which vested immediately, resulting in a total of 1,500,000 options vested and unexercised as of December 31, 2017. In 2013, the former COO, Richard Freeman, was granted 500,000 stock options, all of which vested in 2013, and of which 225,000 were exercised, leaving 275,000 vested and unexercised as of December 31, 2014. In 2015, Mr. Freeman was granted a further 1,000,000 stock options all of which vested in 2015 and none of which were exercised, leaving a total of 1,275,000 options vested and unexercised as of December 31, 2016. In 2017, Mr. Freeman was granted another 500,000 stock options, which vested immediately, resulting in a total of 1,775,000 options vested and unexercised as of December 31, 2017.

Mr. Abel Sierra, VP and General Manager, is paid $121,000 per annum. Mr. Sierra was granted 150,000 stock options which vest on May 11, 2018 as a signing bonus for his promotion. Mr. Sierra has a total of 300,000 stock options unexercised as of December 31, 2017.

There are currently no long term incentive plans or pension plans for directors or officers of the Company.

The Company does not currently provide indemnity insurance coverage for directors and officers of the Company.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee. The board of directors as a whole acts in the capacity of a compensation committee. All executive officers of the Company are also directors of the Company and as such were and are able to vote on matters of compensation. Though the Company is not legally obligated to establish a compensation committee, we may do so when deemed advisable by the board.

Compensation Committee Report

As a smaller reporting company, the Company is not required to report the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, and as such there was no review or recommendation as to its inclusion in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2017.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2017.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	5,175,000	0.15	655,125
Equity compensation plans not approved by security holders	0	N/A	0
Total	5,175,000	0.16	655,125

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of December 31, 2017 unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors and director nominees, (iii) our principal executive officer and our other executive officers who were serving as such at the end of Fiscal 2017 (each, a “named executive officer”), and (iv) all of our directors, director nominees and executive officers as a group. We know of no agreements among our stockholders that relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

Beneficial ownership is determined in accordance with applicable SEC rules and generally reflects sole or shared voting or investment power over securities. Under these rules, a person is deemed to be the beneficial owner of securities that the person has the right to acquire as of or within 60 days after December 31, 2017, upon the exercise of outstanding stock options or warrants, the conversion of outstanding convertible notes, or the exercise or conversion of any other derivative securities affording the person the right to acquire shares of our common stock. As a result, each person’s percentage ownership set forth in the table below is determined by assuming that all outstanding stock options, warrants or other derivative securities held by such person that are exercisable or convertible as of or within 60 days after December 31, 2017 have been exercised or converted. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each person identified in the table below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. All ownership percentages in the table are based on 39,165,497 shares of our common stock outstanding as of December 31, 2017.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner:	Number	Percent
5% Stockholders:
David Bellet	3,230,043	8.25%
Bernard Friedman	2,048,611	5.23%
Robert Friedman	2,048,611	5.23%
Directors and Executive Officers:
Neil Chan(1)	3,936,111	9.68%
Abel Sierra(2)	300,000	*
Robert Nealon(3)	900,000	2.27%
Richard Freeman(4)	2,000,000	4.89%
All executive officers and directors as a group (4 persons)(5)	7,136,111	16.60%

_________

* Represents beneficial ownership of less than 1%.

(1)

Represents 1,500,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2017, and 2,436,111 outstanding shares of common stock.

18

(2)

Represents 150,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2017, and 150,000 outstanding shares of common stock.

(3)

Represents 400,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2017, and 500,000 outstanding shares of common stock.

(4)

Represents 1,775,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2017, and 225,000 outstanding shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

During the years ended December 31, 2017 and 2016, the Company incurred $227,080 and $250,200, respectively, in management and consulting fees to two officers and a Company controlled by a director.

As of December 31, 2017 and 2016, the Company owed $133,535 and $132,053, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

Director Independence

In the USA the Company’s common stock is listed on the OTC Link OTCQB inter-dealer quotation system, and in Canada on the CSE, neither of which have director independence requirements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements in quarterly filings, or services associated with statutory and regulatory filings for the last two fiscal years are as follows:

2016: $25,000

2017: $50,600

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2016: $0

2017: $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2016: $0

2017: $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2016: $0

2017: $0

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

(1)Financial statements:

- Audited Financial Statements for the year ended December 31, 2017

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

IGEN Networks Corp

April 17, 2018	By:	/s/ Neil Chan
Neil Chan, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

