Form 10-Q
period 2018-03-31
IGEN NETWORKS CORP
filed 2018-06-01
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

__________________________

FORM 10-Q

__________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018 .

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 St. David Street, Victoria BC V8S 4Y7
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

The number of shares of the registrant’s common stock issued and outstanding as of May 30, 2018 is 49,932,040.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three month period ended March 31, 2018 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2018

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash, including restricted cash of $25,000 and $25,000, respectively	$248,292	$53,638
Accounts and other receivables, net	148,512	54,121
Inventory	33,220	2,222
Prepaid expenses and deposits	35,513	22,213
Total Current Assets	465,537	132,194

Equipment, net	1,676	2,853
Goodwill	505,508	505,508
Total Assets	$972,721	$640,555

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$795,320	$858,908
Current portion of deferred revenue	644,087	633,766
Notes payable	-	14,578
Convertible debenture, net of unamortized discount of $33,201 and $153,194, respectively	183,051	113,056
Derivative liabilities	208,821	227,163
Total Current Liabilities	1,831,279	1,847,471

Deferred revenue, net of current portion	203,828	183,576
Total Liabilities	2,035,107	2,031,047

Nature and Continuance of Operations (Note 1)

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding – 48,024,211 and 39,214,517 shares, respectively	48,024	39,215

Additional paid-in capital	9,529,031	8,854,491

Accumulated other comprehensive loss	-	(60,910)
Deficit	(10,639,441)	(10,223,288)
Total Stockholders’ Deficit	(1,062,386)	(1,390,492)
Total Liabilities and Stockholders’ Deficit	$972,721	$640,555

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2018	2017

Revenues:
Sales, hardware and accessories	$266,954	$210,627
Sales, services	104,447	112,749
Total Revenues	371,401	323,376
Cost of goods sold	167,805	189,809
Gross Profit	203,596	133,567

Expenses:
Selling, general and administrative expenses	239,130	116,111
Management and consulting fees	99,126	107,736
Payroll and related	175,973	121,796
Total Expenses	514,229	345,643
Loss Before Other Income (Expenses)	(310,633)	(212,076)
Other Income (Expenses):
Accretion of discounts on convertible debentures	(119,995)	(21)
Change in fair value of derivative liabilities	(21,065)	(22,417)
Gain on extinguishment of debt	39,407	-
Interest expense	(3,867)	(247)
Total Other Income (Expenses)	(105,520)	(22,685)

Net Loss	(416,153)	(234,761)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	60,910	(17,095)
Comprehensive Loss	$(355,243)	$(251,856)
Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	45,202,609	33,123,679

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(416,153)	$(234,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	119,995	21
Change in fair value of derivative liabilities	21,065	22,417
Depreciation	1,177	1,402
Shares issued for services	22,500	14,188
Stock-based compensation	4,849	8,858
Gain on extinguishment of debt	(39,407)	-
Changes in operating assets and liabilities:
Accounts and other receivables	(94,391)	18,688
Inventory	(30,998)	3,788
Prepaid expenses and deposits	(13,300)	(6,033)

Accounts payable and accrued liabilities	(57,588)	(39,785)
Deferred revenue	30,573	3,519
Net Cash Used in Operating Activities	(451,678)	(207,698)

Cash Flows from Financing Activities
Proceeds from notes payable	-	8,000
Repayment of notes payable	(11,292)	(25,000)
Proceeds from convertible debentures	-	50,000
Proceeds from issuance of common stock	600,000	200,000
Net Cash Provided by Financing Activities	588,708	233,000

Effect of Foreign Exchange Rate Changes on Cash	57,624	(16,802)

Change in Cash and Restricted Cash	194,654	8,500
Cash and Restricted Cash, Beginning of Period	53,638	55,023
Cash and Restricted Cash, End of Period	$248,292	$63,523
Reconciliation of Cash and Restricted Cash, End of Period:
Cash	$223,292	$38,523
Restricted Cash	25,000	25,000
Cash and Restricted Cash, End of Period	$248,292	$63,523
Supplemental Disclosures:
Interest paid	$-	$25
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:

Shares of common stock issues for prepaid services	$15,000	$-

Conversion of convertible debenture and accrued interest to shares of common stock	$56,000	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2018

(Unaudited - Expressed in U.S. dollars)

1. Nature and Continuance of Operations

IGEN Networks Corp., (“IGEN”, or the “Company”) principal business is the development and marketing of software services for the automotive industry. The Company works with wireless carriers, hardware suppliers and software developers to provide direct and secure access to information on the vehicle and the driver’s behavior. The software services are delivered from the AWS Cloud to the consumer and their families over the wireless networks and accessed from any mobile or desktop device. The software services are marketed to automotive dealers, financial institutions, and direct-to-consumer through various commercial and consumer brands.

The accompanying condensed consolidated interim financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception, and incurred a net loss of $416,153 during the three-month period ended March 31, 2018, and had accumulated losses of $10,639,441 and a working capital deficit of $1,365,742 as at March 31, 2018. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 17, 2018.

These condensed consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiaries, Nimbo Tracking LLC, and Medallion GPS both formed in the State of California, USA.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded as of March 31, 2018 and December 31, 2017.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is recorded over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The fair values of cash and restricted cash, accounts and other receivables, and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The fair value of cash and restricted cash is determined based on “Level 1” inputs and the fair value of derivative liabilities is determined based on “Level 3” inputs. The recorded values of notes payable, approximate their current fair values because of their nature and respective maturity dates or durations. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash and restricted cash. The Company places its cash in what it believes to be credit-worthy financial institutions.

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include vehicle tracking services and customer support (technical support), installations and consulting. A contract may include both product and services. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Company provides product warranties with varying lengths of time and terms. The product warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company has historically experienced a low rate of product returns under the warranty program.

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

The Company has determined that the sale of its vehicle tracking devices and related service are considered one unit of accounting and the revenue related to the sale is deferred and recognized over the service term, typically one year.

Revenue relating to the sale of service renewal fees on its vehicle tracking and recovery services is recognized over the life of the contract. The service renewal fees are offered in terms ranging from 12 to 36 months and are generally payable in full upon renewal.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

Financing Costs and Debt Discount

Financing costs and debt discounts are recorded net of notes payable and convertible debentures in the condensed consolidated balances sheets. Amortization of financing costs and the debt discounts is calculated using the effective interest method over the term of the debt and is recorded as interest expense in the consolidated statements of operations and comprehensive loss.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of March 31, 2018 and December 31, 2017, the Company has 16,534,818 and 13,021,952 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 2018 and 2017, comprehensive income (loss) consists of foreign currency translation losses.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". This new standard replaces most of the existing revenue recognition guidance in U.S. GAAP permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, became effective in the first quarter of fiscal year 2018. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings (accumulated deficit) upon adoption of the standard on January 1, 2018.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows: Classification of Restricted Cash”, which updates the guidance as to how restricted cash should be presented and classified. The updates are intended to reduce diversity in practice. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company adopted the standard on January 1, 2018 by using the retrospective transition method. Adoption of the standard effected the presentation of cash in the Company’s condensed consolidated statements of cash flows and related disclosures, restricted cash of $25,000 and 25,000 have been reclassified within the condensed consolidated balance sheets for the periods presented as cash.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. An entity should account for effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted this standard on January 1, 2018. Adoption of the standard did not have an effect on the Company’s financial position, results of operations and cash flows.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Accounts and Other Receivables

	March 31, 2018	December 31, 2017
Trade accounts receivable	$150,130	$55,575
GST and other receivables	-	164
Allowance for doubtful accounts	(1,618)	(1,618)
	$148,512	$54,121

4. Goodwill

As of March 31, 2018 and December 31, 2017, the Company had goodwill of $505,508 related to the acquisition of Nimbo.

5. Accounts Payable and Accrued Liabilities

	March 31, 2018	December 31, 2017
Trade accounts payable	$589,357	$623,375
Accrued liabilities	26,357	49,696
Accrued interest payable	12,430	17,057
Payroll and commissions payable	86,882	84,299
Unrecognized tax position	80,000	80,000
Taxes payable	294	4,481
	$795,320	$858,908

6. Notes Payable

(a)

As of March 31, 2018 and December 31, 2017, the Company had a note payable with a principal balance of $0 and $11,952 (Cdn$15,000), respectively, owed to a director, which was unsecured, bore interest at 5% per annum, and was due on October 30, 2017. During the three months ended March 31, 2018, the Company repaid all amounts due related to this note payable. As of March 31, 2018, the Company had an outstanding accrued interest balance of $2,386 (Cdn$2,960), which has been included in accounts payable and accrued liabilities.

(b)

On March 23, 2017, the Company entered into a loan agreement with a third party for a principal amount of $8,695, which included a one-time loan fee of $695, which was charged to interest expense. The note payable was unsecured, non-interest bearing, and required minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company’s PayPal account were used to pay off the loan. During the three months ended March 31, 2018, the Company repaid all amounts due under the loan. As of December 31, 2017, the balance of the note payable was $2,626.

7. Convertible Debentures

a)

On March 30, 2017, the Company issued a convertible debenture to a third party in the principal amount of $50,000 which was unsecured, bore interest at 12% per annum, calculated monthly, and was due on September 30, 2017. Subject to the approval of the holder of the convertible debenture, the Company could convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (September 30, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The estimated fair value of the derivative liability (conversion feature) resulted in a discount to the convertible debenture of $32,127, which was accreted over the term of the convertible debenture. During the year ended December 31, 2017, $32,127 of amortization expense was recorded. On February 28, 2018 the holder converted the note and accrued interest into 806,916 shares of common stock and the Company recorded a $39,407 gain on the settlement of debt as a result of the removal of the associated derivative liability for the conversion feature. As of December 31, 2017, the carrying value of the convertible debenture was $50,000.

(b)

On August 7, 2017, the Company issued a convertible debenture to a third party in the principal amount of $161,250 with an original issuance discount of $11,250 and incurred $3,500 of financing costs to a third party, which is unsecured, bears interest at 5% per annum, and is due on August 7, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (February 7, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liability (conversion feature) of $153,827 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. During the three month period ended March 31, 2018 and the year ended December 31, 2017, $106,195 and $47,632, respectively, of amortization expense was recorded. As of March 31, 2018 and December 31, 2017, the carrying value of the convertible debenture is $161,250 and $55,055, respectively.

(c)

On December 18, 2017, the Company issued a convertible debenture to a third party in the principal amount of $55,000 with an original issuance discount of $5,000 and incurred $1,500 of financing costs to a third party, which is unsecured, bears interest at 2% per annum, and is due on June 18, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (June 18, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liability (conversion feature) of $47,071 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. During the three month period ended March 31, 2018 and the year ended December 31, 2017, $13,798 and $72, respectively, of amortization expense was recorded. As of March 31, 2018 and December 31, 2017, the carrying value of the convertible debenture is $21,799 and $8,001, respectively.

8. Derivative Liabilities

During the year ended December 31, 2017, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued quarterly with corresponding gains and losses recorded in the consolidated statement of operations. As at March 31, 2018 and December 31, 2017, the Company had a derivative liability of $0 and $7,642, respectively, relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the three months ended March 31, 2018 and 2017, assuming no expected dividends:

	March 31, 2018	March 31, 2017
Expected volatility	-%	129%-241%
Risk free interest rate	-%	0.74%-1.03%
Expected life (in years)	-	0.1-1.0

During the year ended December 31, 2017, the Company issued a convertible debenture with variable exercise prices based on market rates (Note 7). The Company records the fair value of its convertible debenture with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities are revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations and comprehensive loss. As of March 31, 2018 and December 31, 2017, the Company had a derivative liability of $208,821 and $227,163, respectively, relating to the conversion feature of the convertible debenture. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the convertible debentures outstanding during the three months ended March 31, 2018 and 2017, assuming no expected dividends:

	March 31, 2018	March 31, 2017
Expected volatility	334-398%	212%
Risk free interest rate	1.49-1.73%	0.91%
Expected life (in years)	0.0-0.4	0.6

During the three months ended March 31, 2018 and 2017, the Company recorded a loss on fair value of derivative liabilities of $21,065 and $22,417, respectively.

9. Related Party Transactions

(a)	During the three months ended March 31, 2018 and 2017, the Company incurred $46,485 and $72,164, respectively, in management and consulting fees to two officers and a company controlled by a director.

(b)

As at March 31, 2018 and December 31, 2017, the Company owed $6,086 and $133,535, respectively, to directors and officers of the Company and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

10. Stockholders’ Deficit

Share transactions for the three months ended March 31, 2018:

(a)

On January 1, 2018, the Company issued 225,000 shares of common stock with a fair value of $22,500 based on the closing price of the Company’s common stock for consulting services, of which $15,00 has been included in prepaid expenses for future services.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

(d)

On February 28, 2018, the Company issued 806,916 shares of common stock with a fair value of $56,000 for the extinguishment of $50,000 of principal, $6,000 of accrued interest, and $39,407 of derivative liability related to one of the Company’s convertible debt instruments. The Company recognized a gain on extinguishment of debt of $39,407.

11. Segments

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The following table summarizes the financial performance of the Company’s reportable segments:

	Three months ended March 31, 2018	Three months ended March 31, 2017

Vehicle tracking and recovery solutions	$371,375	$323,376

Total consolidated net revenue	$371,375	$323,376

Segmentation by geographical location is not presented as all revenues are earned in U.S. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level.

12. Concentration Risk

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

During the three months ended March 31, 2018 and 2017, the Company had two and two customers which accounted for 89% and 77% of total revenues, respectively.

As at March 31, 2018 and December 31, 2017, the Company had two and three customers which accounted for 96% and 100% of accounts receivable, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three-month period ended March 31, 2018. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three-month period ended March 31, 2018 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the first quarter of 2018 the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly owned subsidiaries Nimbo Tracking and newly formed Medallion GPS.

Notable highlights of the three-month period ended March 31, 2018 include the following Company achievements:

•	The Company achieved first quarter revenues of $371,401, a 15% increase compared to the same period in the prior year, and the Company also increased the balance of its deferred revenues by $30,573.

•	The Company achieved first quarter gross profits of $203,596 which represented a 52% increase from the same quarter in 2017. Gross margin percentage increased to 55% from 41% in the same period in the prior year.

•	The Company increased its current assets to $465,537, a significant increase of 252% over the quarter

•	The Company completed its transition to Amazon Web Services to facilitate growth, scalability, and its next generation platform

•	The Company joined the Sprint IoT Factory to expand its access to automotive dealerships and small business customers

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of March 31, 2018, the Company’s current assets were $465,537, a significant increase of 252% over the quarter. The most significant increase to current assets was a $600,000 increase in cash related to the issuance of common stock during the quarter.

Current liabilities dropped $16,192, or 1%, over the quarter. The Company was able to reduce its accounts payable by $63,588 and the Company converted a convertible debenture and accrued interest totaling $56,000 to shares of common stock during the quarter. As a result of the conversion, the Company recognized a gain of $39,407 for the extinguishment of debt during the quarter. The Company also saw a slight increase of $10,321 in the current portion of its deferred revenue during the period.

The Company finished the first quarter of 2018 with a working capital deficiency of $1,365,742, an improvement of $349,535 over the quarter. Of the total working capital deficiency, $644,087 is short-term deferred revenue liabilities that will convert to revenue, $208,821 is non-cash derivative liabilities associated with warrants and convertible debentures (see Note 8 to the consolidated financial statements), During the three months ended March 31, 2018, the Company raised $600,000 in cash proceeds from the sale of shares of the Company’s common stock. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Equity (Deficit)

The Company’s total assets as of March 31, 2018 were $972,721, an increase of $332,166 over the quarter. This increase was commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

Total liabilities increased marginally ($4,060, or 0%) over the quarter. This slight increase was composed primarily of the $30,573 increase in deferred revenues offset by the $56,000 decrease in convertible debentures due to the conversion of a note and its accrued interest during the quarter.

The above resulted in total stockholders’ deficit of $1,062,386, a decrease of $328,106 from December 31, 2017. This change is mainly a result of the net loss for the three months ended March 31, 2018, offset by the $600,000 of cash proceeds from the sale of shares of the Company’s common stock during the quarter.

As of the date of these financial statements, the Company believes it has access to adequate working capital and projected net revenues to maintain existing operations for approximately 6 months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through private placements and debt financing in the both the near and medium term.

Results of Operations

Revenues and Net Income (Loss)

Revenues

The Company had first quarter revenues of $371,401, a 15% increase over the similar period in 2017. Sales growth was due primarily to growth of pre-loaded product and services sold into automotive dealer markets.

First quarter gross profits of $203,570 were a significant 52% increase from the same quarter in 2017.

Similarly, gross margins for the first quarter of 55% was a significant increase over gross margins of 41% reported in the same period in 2017. The growth in gross margins over the previous quarter was due to a larger percentage of high-margin deferred revenues being recognized in the recent quarter, combined with a marginal drop in service sales. Additionally, in fourth quarter of 2017, the Company changed its wireless carrier, resulting in additional costs savings during the three months ended March 31, 2018.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

In Q2 of 2017, the Company implemented a pricing model based on initial lower margin sales of services and hardware that is pre-loaded in automotive dealership lots, with follow-on high margin revenue generated by subsequent sell-through to end customers. The Company anticipates this pricing, margin, and revenue recognition model will continue to grow in 2018.

Expenses

Expenses for Q1 2018 totaled $619,745, of which $514,229 were operating expenses, representing a 49% increase reported the same period in 2017. Included in other income (expenses) for the three months ended March 31, 2018 is ($119,995) of accretion of discounts on convertible debentures. This amount represents that portion of the debt discounts that have been recorded to the statement of operations and comprehensive loss using the effective interest method (see Note 7 of the accompanying condensed consolidated financial statements). The Company experienced additional expenses primarily from product development, expansion of its sales channels and an increase investment in marketing of its Medallion GPS brand. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative launched earlier this quarter.

Net Income (Loss)

The Company had a Q1 2018 net loss of $416,153, an increase of $181,392 over the same period in 2017, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw an increase of $194,654 in cash over the period. Net cash of $451,678 used in operating activities was offset by net financing cash of $588,708 raised via private placements net of repayment of notes payable. Cash at the end of the period was $248,292.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. The conclusions of the Company’s principal officers was that the disclosure controls and procedures in place are not effective such that, the information required to be disclosed in our exchange and commission reports was not a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months covered by this report and ended March 31, 2018, the following securities were sold or issued:

(a)	On January 1, 2018, the Company issued 225, 000 shares of common stock with a fair value of $22,500 based on the closing price of the Company’s common stock for consulting services rendered.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

(d)

On February 28, 2018, the Company issued 806,916 shares of common stock for the conversion of $50,000 of principal and $6,000 of accrued interest related to one of the Company’s convertible debt instruments.

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

IGEN Networks Corp

June 1, 2018	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

