Form 10-Q
period 2018-06-30
IGEN NETWORKS CORP
filed 2018-08-14
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29970 Technology Drive, Suite 108, Murrieta, CA 92563
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

The number of shares of the registrant’s common stock issued and outstanding as of August 14, 2018 is 59,590,374.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and six month periods ended June 30, 2018 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2018

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash, including restricted cash of $25,000 and $25,000, respectively	$219,993	$53,638
Accounts and other receivables, net	185,850	54,121
Inventory	33,975	2,222
Prepaid expenses and deposits	53,247	22,213
Total Current Assets	493,065	132,194

Equipment, net	-	2,853
Goodwill	505,508	505,508
Total Assets	$998,573	$640,555

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$858,534	$858,908
Current portion of deferred revenue	653,042	633,766
Notes payable	-	14,578
Convertible debenture, net of unamortized discount of $0 and $153,194, respectively	216,250	113,056
Derivative liabilities	90,858	227,163
Total Current Liabilities	1,818,684	1,847,471

Deferred revenue, net of current portion	204,960	183,576
Total Liabilities	2,023,644	2,031,047

Nature and Continuance of Operations (Note 1)

Stockholders’ Deficit
Preferred stock: Authorized – 10,000,000 shares with $0.001 par value, no shares issued
and outstanding	-	-
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding – 52,607,545 and 39,214,517 shares, respectively	52,608	39,215

Additional paid-in capital	9,777,193	8,854,491

Accumulated other comprehensive loss	-	(60,910)
Deficit	(10,854,872)	(10,223,288)
Total Stockholders’ Deficit	(1,025,071)	(1,390,492)
Total Liabilities and Stockholders’ Deficit	$998,573	$640,555

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Sales, hardware and accessories	$233,472	$304,578	$500,426	$515,205
Sales, services	84,014	93,556	188,461	206,305
Total Revenues	317,486	398,134	688,887	721,510
Cost of goods sold	202,670	241,395	370,475	431,204
Gross Profit	114,816	156,739	318,412	290,306

Expenses:
Selling, general and administrative	171,376	105,909	410,506	222,020
Management and consulting fees	85,270	88,449	184,396	196,185
Payroll and related	155,587	270,630	331,560	392,426
Total Expenses	412,233	464,998	926,462	810,631
Loss Before Other Income (Expense)	(297,417)	(308,249)	(608,050)	(520,325)
Other Income (Expense):
Accretion of discounts on convertible debentures	(33,199)	(12,862)	(153,194)	(12,883)
Change in fair value of derivative liabilities	117,963	21,200	96,898	(1,217)
Gain on extinguishment of debt	-	-	39,407	-
Interest expense	(2,778)	(2,478)	(6,645)	(2,725)
Total Other Income (Expense)	81,986	5,860	(23,534)	(16,825)

Net Loss	(215,431)	(302,389)	(631,584)	(537,150)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	-	(14,377)	60,910	(31,472)
Comprehensive Loss	$(215,431)	$(316,766)	$(570,674)	$(568,622)
Basic and Diluted Loss per Common Share	$-	$(0.01)	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding	49,635,933	34,692,723	47,431,518	33,924,924

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(631,584)	$(537,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	153,194	12,883
Change in fair value of derivative liabilities	(96,898)	1,217
Depreciation	2,853	2,153
Gain on extinguishment of debt	(39,407)	-
Shares issued for services	10,864	28,316
Stock-based compensation	7,595	151,298
Changes in operating assets and liabilities:
Accounts and other receivables	(131,729)	6,433
Inventory	(31,753)	(3,248)
Prepaid expenses and deposits	25,700	(2,470)
Restricted cash	-	(10,000)
Accounts payable and accrued liabilities	10,528	36,403
Deferred revenue	40,660	64,679
Net Cash Used in Operating Activities	(679,977)	(249,486)

Cash Flows from Financing Activities
Proceeds from notes payable	-	8,000
Repayment of notes payable	(14,578)	(28,089)
Proceeds from convertible debentures	-	100,000
Proceeds from issuance of common stock	800,000	200,000
Net Cash Provided by Financing Activities	785,422	279,911

Effect of Foreign Exchange Rate Changes on Cash	60,910	(30,375)

Change in Cash and Restricted Cash	166,355	50
Cash and Restricted Cash, Beginning of Period	53,638	40,023
Cash and Restricted Cash, End of Period	$219,993	$40,073
Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:

Shares of common stock issued for prepaid services	$56,734	$-

Conversion of convertible debenture and accrued interest to shares of common stock	$56,000	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2018

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception, and incurred a net loss of $631,584 during the six-month period ended June 30, 2018, and had accumulated losses of $10,854,872 and a working capital deficit of $1,325,619 as at June 30, 2018. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 17, 2018.

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

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded as of June 30, 2018 and December 31, 2017.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of June 30, 2018 and December 31, 2017, the Company has 8,089,673 and 13,021,952 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three and six months ended June 30, 2017, comprehensive income (loss) consists of foreign currency translation losses.

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

3. Accounts and Other Receivables

	June 30, 2018	December 31, 2017
Trade accounts receivable	$187,146	$55,575
GST and other receivables	322	164
Allowance for doubtful accounts	(1,618)	(1,618)
	$185,850	$54,121

4. Goodwill

As of June 30, 2018 and December 31, 2017, the Company had goodwill of $505,508 related to the acquisition of Nimbo.

5. Accounts Payable and Accrued Liabilities

	June 30, 2018	December 31, 2017
Trade accounts payable	$614,419	$623,375
Accrued liabilities	33,900	49,696
Accrued interest payable	17,101	17,057
Payroll and commissions payable	109,639	84,299
Unrecognized tax position	80,000	80,000
Taxes payable	3,475	4,481
	$858,534	$858,908

6. Notes Payable

(a)

As of June 30, 2018 and December 31, 2017, the Company had a note payable with a principal balance of $0 and $11,952 (Cdn$15,000), respectively, owed to a director, which was unsecured, bore interest at 5% per annum, and was due on October 30, 2017. During the six months ended June 30, 2018, the Company repaid all amounts due related to this note payable.

(b)

On March 23, 2017, the Company entered into a loan agreement with a third party for a principal amount of $8,695, which included a one-time loan fee of $695, which was charged to interest expense. The note payable was unsecured, non-interest bearing, and required minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company’s PayPal account were used to pay off the loan. During the six months ended June 30, 2018, the Company repaid all amounts due under the loan. As of December 31, 2017, the balance of the note payable was $2,626.

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

(b)

On August 7, 2017, the Company issued a convertible debenture to a third party in the principal amount of $161,250 with an original issuance discount of $11,250 and incurred $3,500 of financing costs to a third party, which is unsecured, bears interest at 5% per annum, and is due on August 7, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (February 7, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liability (conversion feature) of $153,827 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. During the six month period ended June 30, 2018 and the year ended December 31, 2017, $106,197 and $47,632, respectively, of amortization expense was recorded. As of June 30, 2018 and December 31, 2017, the carrying value of the convertible debenture is $161,250 and $55,055, respectively.

(c)

On December 18, 2017, the Company issued a convertible debenture to a third party in the principal amount of $55,000 with an original issuance discount of $5,000 and incurred $1,500 of financing costs to a third party, which is unsecured, bears interest at 2% per annum, and is due on June 18, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (June 18, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liability (conversion feature) of $47,071 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. During the six month period ended June 30, 2018 and the year ended December 31, 2017, $46,859 and $72, respectively, of amortization expense was recorded. As of June 30, 2018 and December 31, 2017, the carrying value of the convertible debenture is $55,000 and $8,001, respectively. This note was paid off with cash and canceled in July 2018.

8. Derivative Liabilities

During the year ended December 31, 2017, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued quarterly with corresponding gains and losses recorded in the consolidated statement of operations. As at June 30, 2018 and December 31, 2017, the Company had a derivative liability of $0 and $7,642, respectively, relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the three months ended June 30, 2018 and 2017, assuming no expected dividends:

	June 30, 2018	June 30, 2017
Expected volatility	-%	129%-241%
Risk free interest rate	-%	0.74%-1.03%
Expected life (in years)	-	0.1-1.0

During the year ended December 31, 2017, the Company issued a convertible debenture with variable exercise prices based on market rates (Note 7). The Company records the fair value of its convertible debenture with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities are revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations and comprehensive loss. As of June 30, 2018 and December 31, 2017, the Company had a derivative liability of $90,858 and $227,163, respectively, relating to the conversion feature of the convertible debenture. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the convertible debentures outstanding during the six months ended June 30, 2018 and 2017, assuming no expected dividends:

	June 30, 2018	June 30, 2017
Expected volatility	334-398%	212%
Risk free interest rate	1.49-1.73%	0.91%
Expected life (in years)	0.0-0.4	0.6

During the six months ended June 30, 2018 and 2017, the Company recorded a gain on the change in fair value of derivative liabilities of $117,963 and $96,898, respectively.

9. Related Party Transactions

(a)	During the six months ended June 30, 2018 and 2017, the Company incurred $89,045 and $133,970, respectively, in management and consulting fees to two officers and a company controlled by a director.

(b)

As at June 30, 2018 and December 31, 2017, the Company owed $132,163 and $133,535, respectively, to directors and officers of the Company and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

10. Stockholders’ Deficit

Share transactions for the six months ended June 30, 2018:

(a)

On January 1, 2018, the Company issued 225,000 shares of common stock with a fair value of $22,500 based on the closing price of the Company’s common stock for consulting services, of which $15,000 has been included in prepaid expenses for future services.

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

(e)

On May 21, 2018, the Company issued 1,250,000 shares of common stock with a fair value of $50,000 for board of director services. The services will be provided over a one year period. As of June 30, 2018, the Company recorded $8,226 of expense and has a prepaid asset of $41,734.

(f)	On June 1, 2018, the Company issued 3,333,333 shares of common stock at $0.06 per share for proceeds of $200,000.

11. Segments

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The following table summarizes the financial performance of the Company’s reportable segments:

	Six months ended June 30, 2018	Six months ended June 30, 2017

Vehicle tracking and recovery solutions	$688,887	$721,510

Total consolidated net revenue	$688,887	$721,510

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

During the three months ended June 30, 2018 and 2017, the Company had two and two customers which accounted for 74% and 93% of total revenues, respectively. During the six months ended June 30, 2018 and 2017, the Company had two and two customers which accounted for 82% and 78% of total revenues, respectively.

As at June 30, 2018 and December 31, 2017, the Company had three and three customers which accounted for 87% and 100% of accounts receivable, respectively.

13. Subsequent Events

As noted in Note 7(c), the Company made payments of $55,000 to a note holder, repaying the entire principal balance and cancelling the note.

On July 10, 2018, the Company issued 1,875,000 shares of common stock for proceeds of $75,000.

On July 20, 2018, the Company issued 2,000,000 shares of common stock for proceeds of $75,605 (Cdn$100,000).

On July 25, 2018, the Company issued 500,000 shares of common stock for proceeds of $18,989 (Cdn$25,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the six-month period ended June 30, 2018. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three-month period ended March 31, 2018 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the six months of 2018 the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly owned subsidiaries Nimbo Tracking and Medallion GPS. Further expansion of IGEN’s distribution channels were completed with new hires in Atlanta and Southern California regions.

Notable highlights of the six-month period ended June 30, 2018 include the following Company achievements:

•	The Company increased the balance of its deferred revenues by $40,660.

•

The Company achieved six month gross profits of $318,412 which represented a 10% increase from the period in 2017. Gross margin percentage increased to 46% from 40% in the same period in the prior year.

•	The Company increased its current assets to $493,065, a significant increase of 273% over the six months.

•	The Company completed its transition to Amazon Web Services to facilitate growth, scalability, and its next generation platform.

•	The Company joined the Sprint IoT Factory to expand its access to automotive dealerships and small business customers.

•	The appointment of Jackie Kimzey as Independent Director to IGEN’s Board of Directors.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of June 30, 2018, the Company’s current assets were $493,065, a significant increase of 273% over the quarter. The most significant increase to current assets was an $800,000 increase in cash related to the issuance of common stock during the six months.

Current liabilities dropped $28,787, or 2%, over the six months. The Company converted a convertible debenture and accrued interest totaling $56,000 to shares of common stock during the quarter. As a result of the conversion, the Company recognized a gain of $39,407 for the extinguishment of debt during the six months. The Company also saw a slight increase of $19,276 in the current portion of its deferred revenue during the period.

The Company finished the six months of 2018 with a working capital deficiency of $1,325,619, an improvement of $389,658 over the six months. Of the total working capital deficiency, $653,042 is short-term deferred revenue liabilities that will convert to revenue, $90,858 is non-cash derivative liabilities associated with warrants and convertible debentures (see Note 8 to the consolidated financial statements), During the six months ended June 30, 2018, the Company raised $800,000 in cash proceeds from the sale of shares of the Company’s common stock. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Equity (Deficit)

The Company’s total assets as of June 30, 2018 were $998,573, an increase of $358,018 over the six months. This increase was commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

Total liabilities decreased marginally ($7,403 or 0%) over the six months. This slight decrease was composed primarily of the $136,305 decrease in derivative liabilities offset by the $103,194 increase in convertible debentures mainly due to the accretion of the debt discount during the six months.

The above resulted in total stockholders’ deficit of $1,025,071, a decrease of $365,421 from December 31, 2017. This change is mainly a result of the net loss for the six months ended June 30, 2018, offset by the $800,000 of cash proceeds from the sale of shares of the Company’s common stock during the six months.

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

Results of Operations

Revenues and Net Income (Loss) For the Three Months Ended June 30, 2018

Revenues

The Company had revenues of $317,486 for the three months ended June 30, 2018, a 20% decrease over the similar period in 2017. Sales decrease was due primarily to the cyclical slowdown of new car sales during the summer months.

The three month gross profit of $114,816 was a 27% decrease from the same period in 2017.

Similarly, gross profit for the three months of 36% was a decrease of 39% reported in the same period in 2017.

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

Expenses

Expenses for the three months ended June 30, 2018 totaled $330,247, of which $412,233 were operating expenses, representing a 28% decrease reported the same period in 2017. Included in other income (expenses) for the three months ended June 30, 2018 is $33,199 of accretion of discounts on convertible debentures. This amount represents that portion of the debt discounts that have been recorded to the statement of operations and comprehensive loss using the effective interest method (see Note 7 of the accompanying condensed consolidated financial statements). The Company also recorded a gain of $117,963 related to the change in fair value of the Company’s derivative liabilities for the three months ended June 30, 2018. The Company experienced additional expenses primarily from product development, expansion of its sales channels and an increase investment in marketing of its Medallion GPS brand. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative launched earlier this quarter.

Net Income (Loss)

The Company had a net loss of $215,431 for the three months ended June 30, 2018, a decrease of $86,958 over the same period in 2017, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Income (Loss) For the Six Months Ended June 30, 2018

Revenues

The Company had revenues of $688,887 for the six months ended June 30, 2018, a 5% decrease over the similar period in 2017. Sales decrease was due primarily to cyclical slow down of new car sales during the summer months.

The six month gross profit of $318,412 was a 10% increase from the same period in 2017.

Similarly, gross profit for the six months of 46% was a significant increase over gross margins of 40% reported in the same period in 2017. The growth in gross margins over the previous quarter was due to a larger percentage of high-margin deferred revenues being recognized in the recent quarter, combined with a marginal drop in service sales. Additionally, in fourth quarter of 2017, the Company changed its wireless carrier, resulting in additional costs savings during the six months ended June 30, 2018.

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

Expenses

Expenses for the six months ended June 30, 2018 totaled $949,996, of which $926,462 were operating expenses, representing a 15% increase reported the same period in 2017. Included in other income (expenses) for the six months ended June 30, 2018 is $153,194 of accretion of discounts on convertible debentures. This amount represents that portion of the debt discounts that have been recorded to the statement of operations and comprehensive loss using the effective interest method (see Note 7 of the accompanying condensed consolidated financial statements). The Company experienced additional expenses primarily from product development, expansion of its sales channels and an increase investment in marketing of its Medallion GPS brand. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative launched earlier this quarter.

Net Income (Loss)

The Company had a net loss of $631,584 for the six months ended June 30, 2018, an increase of $94,434 over the same period in 2017, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw an increase of $166,355 in cash over the six months ended June 30, 2018. Net cash of $679,977 used in operating activities was offset by net financing cash of $785,422 raised via private placements net of repayment of notes payable. Cash at the end of the period was $219,993.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. The conclusions of the Company’s principal officers was that the disclosure controls and procedures in place are not effective such that, the information required to be disclosed in our exchange and commission reports was not a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months covered by this report and ended June 30, 2018, the following securities were sold or issued:

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

(e)

On May 21, 2018, the Company issued 1,250,000 shares of common stock with a fair value of $50,000 for board of director services. The services will be provided over a 12-month period. As of June 30, 2018, the Company recorded $8,226 of expense and has a prepaid asset of $41,734.

(f)	On June 1, 2018, the Company issued 3,333,333 shares of common stock at $0.06 per share for proceeds of $200,000.

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

Item 6. Exhibits.

Exhibit Index

31.1	Certification – Rule 13(a)-14(a)/15d-14(a) - CEO
32.1	Certification – Section 1350 - CEO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

August 14, 2018	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

