Form 10-Q
period 2018-09-30
IGEN NETWORKS CORP
filed 2018-11-19
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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

The number of shares of the registrant’s common stock issued and outstanding as of November 9, 2018 is 63,470,373.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and nine month periods ended September 30, 2018 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2018

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash, including restricted cash of $25,000 and $25,000, respectively	$38,693	$53,638
Accounts and other receivables, net	287,857	54,121
Inventory	35,772	2,222
Prepaid expenses and deposits	36,302	22,213
Total Current Assets	398,624	132,194

Equipment, net	747	2,853
Goodwill	505,508	505,508
Total Assets	$904,879	$640,555

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$859,016	$858,908
Current portion of deferred revenue	537,273	633,766
Notes payable	-	14,578
Convertible debentures, net of unamortized discount of $0 and $153,194, respectively	75,000	113,056
Derivative liabilities	37,691	227,163
Total Current Liabilities	1,508,980	1,847,471

Deferred revenue, net of current portion	276,829	183,576
Total Liabilities	1,785,809	2,031,047

Nature and Continuance of Operations (Note 1)
Subsequent Event (Note 13)

Stockholders’ Deficit
Preferred stock: Authorized – 10,000,000 shares with $0.001 par value, no shares issued and outstanding	-	-
Common stock: Authorized - 375,000,000 shares with $0.001 par value issued and outstanding – 60,087,040 and 39,214,517 shares, respectively	60,087	39,215

Additional paid-in capital	10,092,368	8,854,491

Accumulated other comprehensive loss	-	(60,910)
Deficit	(11,033,385)	(10,223,288)
Total Stockholders’ Deficit	(880,930)	(1,390,492)
Total Liabilities and Stockholders’ Deficit	$904,879	$640,555

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Sales, hardware and accessories	$300,074	$246,189	$800,500	$761,394
Sales, services	84,403	74,090	272,864	280,395
Total Revenues	384,477	320,279	1,073,364	1,041,789
Cost of goods sold	115,321	202,268	485,796	633,472
Gross Profit	269,156	118,011	587,568	408,317

Expenses:
Selling, general and administrative	201,073	154,058	611,579	509,697
Management and consulting fees	76,458	36,324	260,854	250,062
Payroll and related	151,100	145,146	482,660	386,274
Total Expenses	428,631	335,528	1,355,093	1,146,033
Loss Before Other Income (Expense)	(159,475)	(217,517)	(767,525)	(737,716)
Other Income (Expense):
Accretion of discounts on convertible debentures	(6,700)	(39,439)	(159,894)	(52,322)
Change in fair value of derivative liabilities	(21,984)	1,796	74,914	579
Gain on extinguishment of debt	10,792	-	50,199	-
Interest expense	(1,146)	(7,809)	(7,791)	(10,710)
Total Other Income (Expense)	(19,038	(45,452)	(42,572)	(62,453)

Net Loss	(178,513)	(262,969)	(810,097)	(800,169)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	-	(3,094)	60,910	(34,566)
Comprehensive Loss	$(178,513)	$(266,133)	$(749,187)	$(834,735)
Basic and Diluted Loss per Common Share	$-	$(0.01)	$(0.02)	$(0.02)
Weighted Average Number of Common Shares Outstanding	58,898,128	34,750,404	51,807,019	34,241,351

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(810,097)	$(800,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	159,894	52,322
Change in fair value of derivative liabilities	(74,914)	(579)
Depreciation	2,853	3,014
Gain on extinguishment of debt	(50,199)	-
Shares issued for services	45,413	39,447
Stock-based compensation	8,445	137,635
Changes in operating assets and liabilities:
Accounts and other receivables	(233,736)	(69,748)
Inventory	(33,550)	(7,583)
Prepaid expenses and deposits	17,900	(13,354)
Restricted cash	-	(10,000)
Accounts payable and accrued liabilities	1,530	123,418
Deferred revenue	(3,240)	83,237
Net Cash Used in Operating Activities	(969,701)	(396,678)
Cash Flows from Investing Activities
Purchase of equipment	(747)	-
Net Cash Used in Investing Activities	(747)	-

Cash Flows from Financing Activities
Proceeds from notes payable	-	8,000
Repayment of notes payable and convertible debentures	(75,000)	(80,678)
Proceeds from convertible debentures	-	250,000
Proceeds from issuance of common stock	969,593	350,000
Net Cash Provided by Financing Activities	894,593	527,322

Effect of Foreign Exchange Rate Changes on Cash	60,910	(33,166)

Change in Cash and Restricted Cash	(14,945)	35,449
Cash and Restricted Cash, Beginning of Period	53,638	38,680
Cash and Restricted Cash, End of Period	$38,693	$74,129
Non-cash Investing and Financing Activities:
Discount on convertible debt for derivative liabilities	$6,698	$227,527

Shares of common stock issued for prepaid services	$77,402	$-

Conversion of convertible debenture and accrued interest to shares of common stock	$203,309	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2018

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

These condensed consolidated interim financial statements have been prepared on a going concern basis, which imply the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, on the ability of the Company to grow its revenue base, on its ability to successfully grow the companies in which it is invested, and on the ability of the Company to obtain necessary equity financing to both support the latter objectives and to invest in and grow new companies. The Company has recurring losses since inception, and incurred a net loss of $810,097 during the nine-month period ended September 30, 2018, and had accumulated losses of $11,033,385 and a working capital deficit of $1,110,356 as at September 30, 2018. Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations into the future. These condensed consolidated interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 17, 2018.

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

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded as of September 30, 2018 and December 31, 2017.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of September 30, 2018 and December 31, 2017, the Company has 9,746,339 and 13,021,952 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the three and nine months ended September 30, 2017, comprehensive income (loss) consists of foreign currency translation losses.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This new standard replaces most of the existing revenue recognition guidance in U.S. GAAP permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, became effective in the first quarter of fiscal year 2018. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings (accumulated deficit) upon adoption of the standard on January 1, 2018.

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

3. Accounts and Other Receivables

	September 30, 2018	December 31, 2017
Trade accounts receivable	$297,964	$55,575
GST and other receivables	22	164
Allowance for doubtful accounts	(10,129)	(1,618)
	$287,857	$54,121

4. Goodwill

As of September 30, 2018 and December 31, 2017, the Company had goodwill of $505,508 related to the acquisition of Nimbo.

5. Accounts Payable and Accrued Liabilities

	September 30, 2018	December 31, 2017
Trade accounts payable	$625,142	$623,375
Accrued liabilities	22,341	49,696
Accrued interest payable	14,798	17,057
Payroll and commissions payable	114,823	84,299
Unrecognized tax position	80,000	80,000
Taxes payable	1,911	4,481
	$859,015	$858,908

6. Notes Payable

(a)

As of September 30, 2018 and December 31, 2017, the Company had a note payable with a principal balance of $0 and $11,952 (Cdn$15,000), respectively, owed to a director, which was unsecured, bore interest at 5% per annum, and was due on October 30, 2017. During the nine months ended September 30, 2018, the Company repaid all amounts due related to this note payable.

(b)

On March 23, 2017, the Company entered into a loan agreement with a third party for a principal amount of $8,695, which included a one-time loan fee of $695, which was charged to interest expense. The note payable was unsecured, non-interest bearing, and required minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company’s PayPal account were used to pay off the loan. During the nine months ended September 30, 2018, the Company repaid all amounts due under the loan. As of December 31, 2017, the balance of the note payable was $2,626.

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

(b)

On August 7, 2017, the Company issued a convertible debenture to a third party in the principal amount of $161,250 with an original issuance discount of $11,250 and incurred $3,500 of financing costs to a third party, which is unsecured, bears interest at 5% per annum, and is due on August 7, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (February 7, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liability (conversion feature) of $153,827 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. In August 2018, the Company provided an additional principal to the convertible debenture of $10,000 on the same terms. During the nine months ended September 30, 2018, the note holder converted $91,250 of principal into 2,908,809 shares of common stock and the Company made $20,000 of principal payments. During the nine-month period ended September 30, 2018 and the year ended December 31, 2017, $106,197 and $47,632, respectively, of amortization expense was recorded. As of September 30,2018 and December 31, 2017, the carrying value of the convertible debenture is $60,000 and $55,055, respectively.

(c)

On December 18, 2017, the Company issued a convertible debenture to a third party in the principal amount of $55,000 with an original issuance discount of $5,000 and incurred $1,500 of financing costs to a third party, which is unsecured, bears interest at 2% per annum, and is due on June 18, 2018. The holder may convert any or all of the principal and/or interest at any time following the six month anniversary of the issuance date of the convertible debenture (June 18, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liability (conversion feature) of $47,071 resulted in a discount to the convertible debenture, which will be amortized over the term of the convertible debenture. During the nine-month period ended September 30, 2018 and the year ended December 31, 2017, $46,859 and $72, respectively, of amortization expense was recorded. During the nine months ended September 30, 2018, the Company repaid the debenture. On July 5, 2018, the Company provided an additional principal to the convertible debenture of $20,000 on the same terms. The estimated fair value of the derivative liability (conversion feature) of $6,698 resulted in a discount to the convertible debenture, which was amortized in full during the period. On September 19, 2018, the holder converted $5,000 of principal, leaving a balance of $15,000 as of September 30, 2018. As of September 30, 2018 and December 31, 2017, the carrying value of the convertible debenture is $15,000 and $8,001, respectively.

8. Derivative Liabilities

During the year ended December 31, 2017, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued quarterly with corresponding gains and losses recorded in the consolidated statement of operations. As at September 30, 2018 and December 31, 2017, the Company had a derivative liability of $0 and $7,642, respectively, relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the nine months ended September 30, 2018 and 2017, assuming no expected dividends:

	September 30, 2018	September 30, 2017
Expected volatility	-%	196%
Risk free interest rate	-%	1.06%
Expected life (in years)	-	0.5

During the year ended December 31, 2017, the Company issued a convertible debenture with variable exercise prices based on market rates (Note 7). The Company records the fair value of its convertible debenture with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities are revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations and comprehensive loss. As of September 30, 2018 and December 31, 2017, the Company had a derivative liability of $37,691 and $227,163, respectively, relating to the conversion feature of the convertible debenture. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the convertible debentures outstanding during the nine months ended September 30, 2018 and 2017, assuming no expected dividends:

	September 30, 2018	September 30, 2017
Expected volatility	334-398%	180-243%
Risk free interest rate	1.49-1.73%	1.06-1.47%
Expected life (in years)	0.0-0.4	0.25-1.59

During the nine months ended September 30, 2018 and 2017, the Company recorded a gain on the change in fair value of derivative liabilities of $74,914 and $579, respectively.

9. Related Party Transactions

(a)

During the nine months ended September 30, 2018 and 2017, the Company incurred $137,473 and $186,983, respectively, in management and consulting fees to two officers and a company controlled by a director.

(b)

As at September 30, 2018 and December 31, 2017, the Company owed $42,072 and $133,535, respectively, to directors and officers of the Company and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

10. Stockholders’ Deficit

Share transactions for the nine months ended September 30, 2018:

(a)	On January 1, 2018, the Company issued 274,020 shares of common stock with a fair value of $27,402 based on the closing price of the Company’s common stock for consulting services.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

(d)

On February 28, 2018, the Company issued 806,916 shares of common stock with a fair value of $56,000 for the extinguishment of $50,000 of principal, $6,000 of accrued interest, and $39,407 of derivative liability related to one of the Company’s convertible debt instruments. The Company recognized a gain on extinguishment of debt of $39,407.

(e)

On May 21, 2018, the Company issued 1,250,000 shares of common stock with a fair value of $50,000 for board of director services. The services will be provided over a one year period. As of September 30, 2018, the Company has recorded $18,011 of expense and has a prepaid asset of $31,989.

(f)	On June 1, 2018, the Company issued 3,333,333 shares of common stock at $0.06 per share for proceeds of $200,000.

(g)	On July 10, 2018, the Company issued 1,875,000 shares of common stock at $0.04 per share for proceeds of $75,000.

(h)	On July 20, 2018, the Company issued 2,000,000 shares of common stock at $0.04 per share for proceeds of $75,604.

(i)	On July 25, 2018, the Company issued 500,000 shares of common stock at $0.04 per share for proceeds of $18,989.

(j)

During the nine months ended September 30, 2018, the Company issued a total of 2,908,809 shares of common stock with a fair value of $139,974 for the extinguishment of $91,250 of principal and $53,147. The Company recognized a gain extinguishment of debt of $4,423.

(k)

On September 19, 2018, the Company issued 146,666 shares of common stock with a fair value of $7,333 for the extinguishment of $5,000 of principal and $1,853 of derivative liability related to one of the Company’s convertible debt instruments.. The Company recognized a loss on extinguishment of debt of $480.

11. Segments

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

The following table summarizes the financial performance of the Company’s reportable segments:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017

Vehicle tracking and recovery solutions	$1,073,489	$1,041,789

Total consolidated net revenue	$1,073,489	$1,041,789

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

During the three months ended September 30, 2018 and 2017, the Company had two and three customers which accounted for 75% and 72% of total sales, respectively. During the nine months ended September 30, 2018 and 2017, the Company had two and one customers which accounted for 65% and 48% of total sales, respectively.

As at September 30, 2018 and December 31, 2017, the Company had three and three customers which accounted for 87% and 100% of accounts receivable, respectively.

13. Subsequent Event

On October 8, 2018, the Company issued 3,333,333 shares of common stock for proceeds of $200,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the nine-month period ended September 30, 2018. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the nine-month period ended September 30, 2018 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the nine months of 2018 the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly owned subsidiaries Nimbo Tracking and Medallion GPS. Further expansion of IGEN’s distribution channels were completed with new hires in Atlanta, Texas and Southern California regions.

Notable highlights of the nine-month period ended September 30, 2018 include the following Company achievements:

•

The Company achieved nine-month gross profit of $587,525 which represented a 44% increase from the period in 2017. Gross margin percentage increased to 55% from 39% in the same period in the prior year.

•	The Company increased its current assets to $398,624, a significant increase of 202% over the nine months.

•	The Company completed its transition to Amazon Web Services to facilitate growth, scalability, and its next generation platform.

•	The Company joined the Sprint IoT Factory to expand its access to automotive dealerships and small business customers.

•	The appointment of Jackie Kimzey as Independent Director to IGEN’s Board of Directors.

•	The Company announces $250,000 Dealer Pre-Load order with east-coast dealership group.

•	The Company launches first ever vehicle centric driver scorecard as part of next generation automotive IoT platform.

•	The Company announces nationwide distribution agreement and marketing agreement with Advantage Parts Solutions covering 50 markets in the United States of America.

•	The Company announces exclusive white-labeled CU Track Product available for sales on Sprint’s IoT Platform.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of September 30, 2018, the Company’s current assets were $398,624, a significant increase of 202% over the quarter. Contributing to the net increase to current assets was an $969,593 increase in cash related to the issuance of common stock during the nine months.

Current liabilities dropped $338,491, or 18%, over the nine months.

The Company finished the nine months of 2018 with a working capital deficiency of $1,110,356, an improvement of $604,921 over the nine months. Of the total working capital deficiency, $537,273 is short-term deferred revenue liabilities that will convert to revenue, $37,691 is non-cash derivative liabilities associated with convertible debentures (see Note 8 to the consolidated financial statements). During the nine months ended September 30, 2018, the Company raised $969,593 in cash proceeds from the sale of shares of the Company’s common stock. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Equity (Deficit)

The Company’s total assets as of September 30, 2018 were $904,879 an increase of $264,324 over the nine months. This increase was commensurate with the respective changes in current assets previously discussed; changes in noncurrent assets were not significant.

Total liabilities decreased ($245,238 or 12%) over the nine months. This slight decrease was composed primarily of the $189,472 decrease in derivative liabilities and a decrease of $38,056 in convertible debentures during the nine months.

The above resulted in total stockholders’ deficit of $880,930, an increase of $509,562 from December 31, 2017. This change is mainly a result of the net loss for the nine months ended September 30, 2018, offset by the $969,593 of cash proceeds from the sale of shares of the Company’s common stock during the nine months.

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

Results of Operations

Revenues and Net Loss For the Three Months Ended September 30, 2018

Revenues

The Company had revenues of $384,477 for the three months ended September 30, 2018, a 20% increase over the similar period in 2017. Sales increase was due primarily to a large sale to a customer in September 2018.

The three-month gross profit of $269,156 was a 128% increase from the same period in 2017.

Similarly, gross profit for the three months of 70% was an increase of 37% reported in the same period in 2017.

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

Expenses

Expenses for the three months ended September 30, 2018 totaled $447,669, of which $428,631 were operating expenses, representing a 18% increase reported the same period in 2017. Included in other income (expenses) for the three months ended September 30, 2018 is $21,984 of change in fair value of derivative liabilities. The Company also recorded a gain of $10,792 related to the settlement of debt for the three months ended September 30, 2018. The Company experienced additional expenses primarily from product development, expansion of its sales channels and an increase investment in marketing of its Medallion GPS brand. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative launched earlier this quarter.

Net Loss

The Company had a net loss of $178,513 for the three months ended September 30, 2018, a decrease of $84,456 over the same period in 2017, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss For the Nine Months Ended September 30, 2018

Revenues

The Company had revenues of $1,073,364 for the nine months ended September 30, 2018, a 3% increase over the similar period in 2017. Sales increase was due primarily to a large sale to a customer in September 2018.

The nine-month gross profit of $587,568 was a 44% increase from the same period in 2017.

Similarly, gross profit for the nine months of 55% was a significant increase over gross margins of 39% reported in the same period in 2017. The growth in gross margins over the previous quarter was due to a larger percentage of high-margin deferred revenues being recognized in the recent quarter, combined with a marginal drop in service sales. Additionally, in fourth quarter of 2017, the Company changed its wireless carrier, resulting in additional costs savings during the nine months ended September 30, 2018.

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

Expenses

Expenses for the nine months ended September 30, 2018 totaled $1,397,665, of which $1,355,093 were operating expenses, representing an 16% increase reported the same period in 2017. Included in other income (expenses) for the nine months ended September 30, 2018 is $159,894 of accretion of discounts on convertible debentures. This amount represents that portion of the debt discounts that have been recorded to the statement of operations and comprehensive loss using the effective interest method (see Note 7 of the accompanying condensed consolidated financial statements). The Company experienced additional expenses primarily from product development, expansion of its sales channels and an increase investment in marketing of its Medallion GPS brand. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative launched earlier this quarter.

Net Loss

The Company had a net loss of $810,097 for the nine months ended September 30, 2018, an increase of $9,928 over the same period in 2017, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw a decrease of $14,945 in cash over the nine months ended September 30, 2018. Net cash of $969,701 used in operating activities was offset by net financing cash of $894,593 raised via private placements net of repayment of notes payable. Cash at the end of the period was $38,693.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. The conclusions of the Company’s principal officers was that the disclosure controls and procedures in place are not effective such that, the information required to be disclosed in our exchange and commission reports was not a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months covered by this report and ended September 30, 2018, the following securities were sold or issued:

(a)	On January 1, 2018, the Company issued 274,020 shares of common stock with a fair value of $27,402 based on the closing price of the Company’s common stock for consulting services rendered.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

(d)

On February 28, 2018, the Company issued 806,916 shares of common stock for the conversion of $50,000 of principal and $6,000 of accrued interest related to one of the Company’s convertible debt instruments.

(e)	On May 21, 2018, the Company issued 1,250,000 shares of common stock with a fair value of $50,000 for board of director services. The services will be provided over a 12-month period.

(f)	On June 1, 2018, the Company issued 3,333,333 shares of common stock at $0.06 per share for proceeds of $200,000.

(g)	On July 10, 2018, the Company issued 1, 875,000 shares of common stock at $0.04 per share for proceeds of $75,000.

(h)	On July 30, 2018, the Company issued 2,000,000 shares of common stock at $0.04 per share for proceeds of $75,605.

(i)	On July 28, 2018, the Company issued 500,000 shares of common stock at $0.04 per share for proceeds of $18,989.

(j)	During the nine months ended September 30, 2018, the Company issued a total of 2,908,809 shares of common stock to a note holder for the conversion of $91,250 of principal.

(k)	On September 19, 2018, the Company issued 146,666 shares of common stock for the conversion of $5,000 of principal related to one of the Company’s convertible debt instruments.

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

IGEN Networks Corp

November 19, 2018	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

