Form 10-K
period 2018-12-31
IGEN NETWORKS CORP
filed 2019-04-16
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2018.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29970 Technology Drive, Suite 108, Murrieta CA 92563, USA
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

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of June 30, 2018 was $1,746,571 based on the closing price of the common stock of $0.04

The number of shares of the registrant’s common stock outstanding as of April 11, 2019 was 68,214,970.

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

As of December 31, 2018 the Company had:

i)	A 100% equity position in Nimbo LLC, a privately held US company based in Murrieta, CA
ii)	Newly created brands to be sold through Sprint IoT Factory: Medallion GPS and CU TRAK
iii)	A global distribution agreement with Star Solutions Inc., a privately held Canadian company; and
iv)	A Nationwide distribution and marketing agreement with Advantage Parts Solution
v)	A software license and hardware supply agreement with Position Universal Inc.

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

The Company’s executive management activities are undertaken by Directors of the Company on a contract basis. The Company also relies on subcontractors for a number of professional services. On a consolidated basis, including the Company’s wholly-owned subsidiaries, the Company has 8 full time employees.

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

High and Low Sales Prices

Quarter Ended	High	Low
2017
March 31, 2017	$0.14	$0.06
June 30, 2017	$0.14	$0.08
September 30, 2017	$0.10	$0.05
December 31, 2017	$0.12	$0.06
2018
March 31, 2018	$0.14	$0.05
June 30, 2018	$0.08	$0.04
September 30, 2018	$0.06	$0.04
December 31, 2018	$0.07	$0.04

Holders

As of December 31, 2018, there were 140 registered shareholders of common shares, not including objecting beneficial owners.

Dividends

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Securities authorized for issuance under equity compensation plans

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.08	250,000	3.8		$0.08	250,000		$0.08
	$0.13	1,425,000	3.4		$0.13	1,100,000		$0.13
	$0.16	225,000	2.1		$0.16	187,500		$0.16
	$0.19	2,270,000	1.7		$0.19	2,270,000		$0.19
Cdn$	0.25	20,000	1.7	Cdn$	0.25	20,000	Cdn$	0.25
		4,190,000	2.4		$0.16	3,827,500		$0.16

During the year ended December 31, 2016, 675,000 options of the option pool were granted.

During the year ended December 31, 2017, 1,800,000 options of the option pool were granted.

During the year ended December 31, 2018, no options of the option pool were granted.

Performance Graph

As a smaller reporting company, the Company is not required to provide the information required by this item.

Recent sales of unregistered securities

2018

On January 1, 2018, the Company issued 274,020 shares of common stock with a fair value of $27,402 based on the closing price of $0.07 per share of the Company’s common stock for consulting services.

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

On May 21, 2018, the Company issued 1,250,000 shares of common stock with a fair value of $50,000 for board of director services.  The services will be provided over a one-year period.  As of September 30, 2018, the Company has recorded $18,011 of expense and has a prepaid asset of $31,989.

On June 1, 2018, the Company issued 3,333,333 shares of common stock at $0.06 per share for proceeds of $200,000.

On July 10, 2018, the Company issued 1,875,000 shares of common stock at $0.04 per share for proceeds of $75,000.

On July 20, 2018, the Company issued 2,000,000 share sof common stock at $0.04 per share for proceeds of $75,064.

On July 25, 2018, the Company issued 500,000 shares of common stock at $0.04 per share for proceeds of $18,989.

During the nine months ended September 30, 2018, the Company issued a total of 2,908,809 shares of common stock with a fair value of $139,974 for the extinguishment of $91,250 of principal and $53,145 of accrued interest. The Company recognized a gain extinguishment of debt of $4,423.

On September 19, 2018, the Company issued 146,666 shares of common stock with a fair value of $7,333 for the extinguishment of $5,000 of principal and $1,853 of derivative liability related to one of the Company’s convertible debt instruments.  The Company recognized a loss on extinguishment of debt of $480.

On October 19, 2018, the Company issued 1,666,666 shares of common stock at $0.06 per share for proceeds of $100,000.

On October 23, 2018, the Company issued 1,666,667 shares of common stock at $0.06 per share for proceeds of $100,000.

On December 4, 2018, the Company issued 183,486 shares of common stock with a fair value of $5,505 for the extinguishment of $5,000 of principal.

On December 7, 2018, the Company issued 2,222,222 shares of common stock at $0.04 per share for proceeds of $100,000.

On December 17, 2018, the Company issued 555,556 shares of common stock at $0.04 per share for proceeds of $25,000.

On December 26, 2018, the Company issued 333,333 shares of common stock with a fair value of $10,000 for the extinguishment of $10,000 of principal.

6

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

On December 31, 2017, the company issued 49,020 shares of common stock with a fair value of $4,902 based on the closing price of the Company's common stock for consulting services rendered.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2018. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements and information in this MD&A are not based on historical facts and constitute forward- looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”), including our business outlook for the short and longer term and our strategy, plans and future operating performance. Forward-looking statements are provided to help you understand our views of our short and longer term prospects. We caution you that forward-looking statements may not be appropriate for other purposes. We will not update or revise our forward-looking statements unless we are required to do so by securities laws. Forward-looking statements:

•	Typically include words and phrases about the future such as “outlook”, “may”, “estimates”, “intends”, “believes”, “plans”, “anticipates” and “expects”;

•	Are not promises or guarantees of future performance. They represent our current views and may change significantly;

•	Are based on a number of assumptions, including those listed below, which could prove to be significantly incorrect:

•	Our ability to find viable companies in which to invest;

•	Our ability to successfully manage companies in which we invest;

•	Our ability to successfully raise capital;

•	Our ability to successfully expand and leverage the distribution channels of our portfolio companies;

•	Our ability to develop new distribution partnerships and channels;

•	Expected tax rates and foreign exchange rates.

•

Are subject to substantial known and unknown material risks and uncertainties. Many factors could cause our actual results, achievements and developments in our business to differ significantly from those expressed or implied by our forward-looking statements. Actual revenues and growth projections of the Company or companies in which we are invested may be lower than we expect for any reason, including, without limitation:

•	the continuing uncertain economic conditions;

•	price and product competition;

•	changing product mixes;

•	the loss of any significant customers;

•	competition from new or established companies;

•	higher than expected product, service, or operating costs;

•	inability to leverage intellectual property rights;

•	delayed product or service introductions;

Investors are cautioned not to place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future results.

Overview

In 2018, the Company continued to focus on initiatives to grow revenue, improve profit margins, expand its customer base and develop new revenue streams:

On February 7, 2018, the Company announces its plans to launch a newly created brand “Medallion GPS” to be sold on Sprint’s IoT Factory Online Store.  The products offered on this platform are to be sold through Sprint’s SMB sales force across the US.

On February 15, 2018, the Company announced completion of its transition to Amazon Web Services(AWS) to establish a scalable platform for Next Generation IoT Services.

On April 4, 2018, the Company announces an increase of 175% of its subscriber base reaching 35,000 assets for fiscal year-ending 2017.

On June 18, 2018, the Company announces the appointment of Jackie Kimzey to IGEN Board of Directors.  As an experienced entrepreneur and general partner in the venture capital industry, Mr Kimzey further strengthens the IGEN Board and Management team for future growth.

On August 6, 2018, the Company announced its partnership with Advantage Parts Solutions, a leader in sourcing parts between Franchise Dealerships and Automotive Body Repair Shops across the US in more than 40 markets and 2400 Franchise Dealerships.

On August 14, 2018, the Company announced expansion of its Sales Offices in Southern California and Atlanta Georgia as it positions itself for greater market coverage and support of Sprint’s SMB Sales team and Advantage Parts Solutions Business Development presence across the US.

On September 11, 2018, the Company announced the launch of its White-labelled product “CU TRAK” to be marketed by Sprint targeted for Credit Unions in the US and Puerto Rico.

On October 1, 2018, the Company announced an agreement with a Major East Coast Dealership Group with an initial order of $250,000 and sell through revenue based on 1250 vehicles.

On November 14, 2018, the Company announced Record Third Quarter Financial Results that reflected significant improvements in cost control and profit margins.

In summary, in 2018 the Company transitioned to its next generation platform for greater scalability and significant enhancements in product features and functionality along with improving its balance sheet, operational efficiency, and increase of gross profits.  The Company’s transition to its Next Generation IoT Platform in anticipation of greater demands from its expanded channels through Sprint and Advantage Parts Solutions.   The revenue models have been adjusted for improved profit margins and operational efficiency along with increased deferred revenue from multi-year bundled solutions.

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2018, the Company had total current assets of $146,067, a 10% increase from the end of 2017. This increase was mostly due to a $43,441 increase in cash, inventory and prepaid expenses because of the timing of payments to Nimbo from its customers.

The Company’s current liabilities as of December 31, 2018, were $1,359,732, a 26% decrease over those reported at the end of the 2017. However, $546,050 (or 40%) of the Company’s current liabilities were deferred revenues to be recognized in future periods. The decrease in current liabilities was mostly due to a $354,797 decrease in the derivative liabilities and convertible debentures which were repaid and/or extinguished during 2018.

IGEN ended 2018 with negative working capital of $1,213,665. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

In 2018, the Company raised an additional $1,294,593 in equity financing and converted $218,812 of convertible debentures into shares. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of December 31, 2018, the Company’s total assets were $651,575, a 2% increase over the prior year, due primarily to the increase in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of December 31, 2018, the Company’s total liabilities were $1,534,983, which reflects $175,251 in long-term deferred revenue to the $1,359,732 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in 2018 for which service, and the associated revenue recognition, occurs beyond 2019. Total liabilities decreased by 24% over the previous year, however 47%, or $721,301 of the Company’s year-end total liabilities was deferred revenue, compared with $817,332 of deferred revenue reported at the end of 2017.

The above resulted in net assets as of December 31, 2018 being ($883,408) and an accumulated deficit of $11,376,368.

The Company is continuing its efforts to increase its asset base, raise funds and improve cashflow to improve its working capital position. As of the date these financial statements were issued, the Company believes it has adequate working capital and projected net revenues and cash flows to maintain existing operations for approximately six months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through private placements or other means in the both the near and medium term.

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

Results of Operations

Revenues and Net Income (Loss)

Revenues

For the year ended December 31, 2018, the Company had revenues of $1,198,877, an 11% decrease over the revenues reported for same period in 2017.

Service-only revenues increased by 1% to $378,175 and hardware-only and hardware/software bundled sales decreased by 16% at $820,702.

Costs of goods sold for 2018 were $646,424, a 25% decrease over 2017. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit was $552,453, a record for the Company, representing growth of 14% year on year. Gross margin percentage for the year improved from 36% to 46%.

Though the Company decreased revenues, increased gross profit, and increased gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the year ended December 31, 2018, totaled $1,695,533, a decrease of $5,359, or 0%, from total expenses reported for 2017.

Net Loss

For the year ended December 31, 2018, the Company had a net loss of $1,153,080 (or ($0.02) per basic and diluted share) compared with a net loss of $1,297,660 (or ($0.04) per basic and diluted share) in 2017.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows

For the year ended December 31, 2018, the Company saw a net increase in cash of $3,185. Cash used in operating activities was $1,174,991, an increase of 72% from the $683,826 net cash used in 2017. This was offset by net financings of $1,294,593 raised via private placements. Cash at the end of the year was $56,823.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of IGEN Networks Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. and subsidiary (the "Company") as of December 31, 2018, the related consolidated statement of operations, other comprehensive loss, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2018 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Hall & Company

We have served as the Company’s auditor since 2019.

Irvine, CA

April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IGEN Networks Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017, and the results of their operations and cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

April 16, 2018

IGEN NETWORKS CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2018	December 31, 2017

Assets

Current Assets
Cash, including restricted cash of $0 and $25,000, respectively	$56,823	$53,638
Accounts and other receivables, net	24,553	54,121
Inventory	36,694	2,222
Prepaid expenses and deposits	27,997	22,213
Total Current Assets	146,067	132,194

Equipment	-	2,853
Goodwill	505,508	505,508
Total Assets	$651,575	$640,555

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$813,682	$858,908
Current portion of deferred revenue	546,050	633,766
Notes payable	-	14,578
Convertible debentures, net of unamortized discount of $0 and $153,194, respectively	-	113,056
Derivative liabilities	-	227,163
Total Current Liabilities	1,359,732	1,847,471

Deferred revenue	175,251	183,576
Total Liabilities	1,534,983	2,031,047

Commitments and Contingencies

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value Issued and outstanding – 66,714,970 and 39,214,517 shares, respectively	66,715	39,215
Additional paid-in capital	10,426,245	8,854,491
Accumulated other comprehensive loss	-	(60,910)
Deficit	(11,376,368)	(10,223,288)
Total Stockholders’ Deficit	(883,408)	(1,390,492)
Total Liabilities and Stockholders’ Deficit	$651,575	$640,555

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Years ended December 31,
	2018	2017

Revenues:
Sales, hardware and accessories	$820,702	$971,715
Sales, services	378,175	375,344
Total Revenues	1,198,877	1,347,059
Cost of goods sold	646,424	863,827
Gross Profit	552,453	483,232

Expenses:
Selling, general and administrative expenses	781,473	649,704
Payroll and related	589,222	589,798
Management and consulting fees	322,111	370,223
Total Expenses	1,692,806	1,609,725
Loss Before Other Income (Expense)	(1,140,353)	(1,126,493)
Other Income (Expense):
Accretion of discounts on convertible debentures	(156,894)	(125,231)
Change in fair value of derivative liabilities	57,255	27,482
Gain on settlement of debt	105,258	39,210
Interest expense	(8,346)	(32,628)
Total Other Expense, net	(2,727)	(91,167)
Net Loss before Provision for Income Taxes	(1,143,080)	(1,217,660)
Provision for Income Taxes	(10,000)	(80,000)
Net Loss	(1,153,080)	(1,297,660)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	60,910	(28,561)
Comprehensive Loss	$(1,092,170)	$(1,326,221)
Basic and Diluted Loss per Common Share	$(0.02)	$(0.04)
Weighted Average Number of Common Shares Outstanding	54,728,006	35,454,849

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

						Accumulated		Total
			Share	Additional		Other		Stockholders’
	Common Stock		Subscriptions	Paid-in	Deferred	Comprehensive		Equity
	Shares	Amount	Received	Capital	Compensation	Loss	Deficit	(Deficit)

Balance, December 31, 2016	32,389,585	$32,390	$25,000	$8,109,286	$(19,592)	$(32,349)	$(8,925,628)	$(810,893)

Stock-based compensation	-	-	-	167,772	-	-	-	167,772
Shares issued for cash and share subscriptions	5,672,852	5,673	(25,000)	469,327	-	-	-	450,000
Shares issued for services	527,080	527	-	46,231	-	-	-	46,758
Shares issued for debenture conversion	625,000	625	-	61,875	-	-	-	62,500
Deferred compensation charged to operations	-	-	-	-	19,592	-	-	19,592
Foreign currency translation loss	-	-	-	-	-	(28,561)	-	(28,561)
Net loss	-	-	-	-	-	-	(1,297,660)	(1,297,660)

Balance, December 31, 2017	39,214,517	39,215	-	8,854,491	-	(60,910)	(10,223,288)	(1,390,492)

Stock-based compensation	-	-	-	8,445	-	-	-	8,445

Shares issued for cash	21,597,222	21,597	-	1,272,997	-	-	-	1,294,594

Shares issued for services	1,524,021	1,524	-	75,879	-	-	-	77,403

Shares issued for debenture conversion	4,379,210	4,379	-	214,433	-	-	-	218,812

Removal of accumulated other comprehensive loss	-	-	-	-	-	60,910	-	60,910

Net loss	-	-	-	-	-	-	(1,153,080)	(1,153,080)

Balance, December 31, 2018	66,714,970	$66,715	$-	$10,426,245	$-	$-	$(11,376,368)	$(883,408)

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Years ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,153,080)	$(1,297,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	156,894	125,231
Bad debts	5,396	1,996
Change in fair value of derivative liabilities	(57,041)	(27,482)
Depreciation	3,600	4,360
Gain on settlement of debt	(105,258)	(39,210)
Shares issued for services	45,413	66,350
Stock-based compensation	8,446	167,772

Changes in operating assets and liabilities:
Accounts and other receivables	24,172	106,312
Inventory	(34,472)	15,004
Prepaid expenses and deposits	71,618	(3,402)
Restricted cash	25,000	(10,000)
Accounts payable and accrued liabilities	(69,638)	116,032
Deferred revenue	(96,041)	90,871
Net Cash Used in Operating Activities	(1,174,991)	(683,826)

Cash Flows from Investing Activities
Purchase of equipment	(747)	-
Net cash used in Investing Activities	(747)	-

Cash Flows from Financing Activities
Proceeds from notes payable	-	13,000
Repayment of notes payable	(151,580)	(80,678)
Proceeds from convertible debentures	-	316,250
Proceeds from issuance of common stock	1,294,593	450,000
Net Cash Provided by Financing Activities	1,143,013	698,572

Effect of Foreign Exchange Rate Changes on Cash	35,910	(14,788)

Change in Cash	3,185	(42)
Cash and Restricted Cash, Beginning of Year	53,638	53,680
Cash and Restricted Cash, End of Year	$56,823	$53,638

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion option derivative liabilities recorded as debt discounts	$-	$278,425
Shares issued for subscription receivable	$-	$25,000
Shares issued for services	$77,402	$-
Shares issued for debenture conversion and accrued interest	$218,812	$62,500
Issuance of embedded conversion derivative liabilities	$6,698	$-

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

(Expressed in U.S. dollars)

1. Organization and Description of Business

IGEN Networks Corp, (“IGEN”, or the “Company”) was incorporated in the State of Nevada on November 14, 2006. IGEN has three lines of business (i) investing in and managing private high-tech companies that offer products and services in the domains of wireless broadband and machine-to-machine communications and applications; (ii) negotiating distribution agreements with relevant organizations and selling their products and services through the distribution channels of IGEN; and (iii) providing lot inventory management, asset tracking, and stolen vehicle recovery solutions to the automotive dealership industry and its customers through its wholly-owned subsidiary, Nimbo, LLC (“Nimbo”).

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2018 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the years ended December 31, 2018 and 2017, has a working capital deficit of $1,213,665 and an accumulated deficit of $11,376,368 as of December 31, 2018, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful life and recoverability of equipment, impairment of goodwill, valuation of notes payable and convertible debentures, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded during the years ended December 31, 2018 and 2017.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2018. For purposes of computing depreciation, the method of depreciating equipment is as follows:

Computer equipment	3 years straight-line
Office equipment	5 years straight-line
Software	3 years straight-line

Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized, but is tested for impairment annually on December 31 of each year or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

Prior to January 1, 2018, the goodwill impairment test consisted of two steps. In step one, the Company compared the carrying value of each reporting unit to its fair value. In step two, if the carrying value of a reporting unit exceeded its fair value, the Company would measure goodwill impairment as the excess of the carrying value of the reporting unit’s goodwill over the fair value of its goodwill, if any. The fair value of goodwill was derived as the excess of the fair value of the reporting unit over the fair value of the reporting unit’s identifiable assets and liabilities.

Effective January 1, 2018, the Company elected to early adopt guidance issued by the FASB which simplified the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, as of January 1, 2018 and all subsequent periods, goodwill impairment is measured as the amount by which a reporting unit's carrying value exceeds its fair value.

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

The fair values of cash and cash equivalents, accounts and other receivables, restricted cash, and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The fair value of cash and cash equivalents is determined based on “Level 1” inputs and the fair value of derivative liabilities is determined based on “Level 3” inputs. The recorded values of notes payable, approximate their current fair values because of their nature and respective maturity dates or durations. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions.

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue in accordance with U.S. GAAP.  Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.  We derive revenues from two primary sources: products and services.  Product revenue includes the shipment of product according to the agreement with our customers.  Services include vehicle tracking services and customer support (technical support), installations and consulting.  A contract may include both product and services.  For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis.  Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset.  For arrangements under which the Company provides vehicle tracking services, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured.  If collectability is not reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Revenue relating to the sale of service fees on its vehicle tracking and recovery services is recognized over the life of the contact.  The service renewal fees are offered in terms ranging from 12 to 36 months and are generally payable upon delivery of the vehicle tracking devices or in full upon renewal.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

Financing Costs and Debt Discount

Financing costs and debt discounts are recorded net of notes payable and convertible debentures in the consolidated balance sheets. Amortization of financing costs and the debt discounts is calculated using the effective interest method over the term of the debt and is recorded as interest expense in the consolidated statement of operations.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. During 2018, the Company recorded $ 60,910 of accumulated other comprehensive income associated with its formed Canadian Subsidiary that was dissolved in the prior year.

Stock-based Compensation

We account for stock-based compensation under the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) – 718 Compensation – Stock Compensation. The guidance under ASC 718 requires companies to estimate the fair value of the stock-based compensation awards on the date of grant for employees and directors and record expense over the related service periods, which are generally the vesting period of the equity awards. Awards for consultants are accounted for under ASC 505-50 - Equity Based Payments to Non-Employees. The estimated fair values of employee and non - employee stock option grants are determined as of the date of grant using the Black-Scholes option pricing model. This method incorporates the fair value of our common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The estimated fair values of restricted stock awards are determined based on the fair value of our common stock on the date of grant. The estimated fair values of stock-based awards, including the effect of estimated forfeitures, are expensed over the requisite service period, which is generally the awards’ vesting period. We classify stock-based compensation expense in the consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date at which a commitment for performance is reached. For transactions in which the fair value of the equity instrument issued to non-employees is the more reliable measurement and a measurement date has not been reached, the fair value is re-measured at each vesting and reporting date using the Black-Scholes option pricing model. Compensation expense for these share-based awards is recognized over the term of the consulting agreement or until the award is approved and settled.

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of December 31, 2018 and 2017, the Company has 8,089,673 and 13,021,952 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the years ended December 31, 2018 and 2017, comprehensive income (loss) consists of foreign currency translation gains and losses.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This new standard replaces most of the existing revenue recognition guidance in U.S. GAAP permits the use of either the retrospective or cumulative effect transition method.  The new standard, as amended, became effective in the first quarter of fiscal year 2018.  The Company adopted the standard using the modified retrospective method.  There was no effect for any adjustments to retained earnings (accumulated deficit) upon adoption of the standard on January 1, 2018.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company is adopted this standard on January 1, 2019, but currently evaluating the impact this standard will have on the consolidated financial statements.

In November 2015, FASB issued ASU No. 2016-08, Statement of Cash Flows: Classification of Restricted Cash, which updates the guidance as to how restricted cash should be presented and classified.  The updates are intended to reduce diversity in practice.  The amendments are effective for fiscal years beginning after December 15, 2017, including interim period within those annual periods, with early adoption permitted.  The Company adopted the standard on January 1, 2018 by using the retrospective transition method.  Adoption of the standard effected the presentation of cash in the Company’s condensed consolidated statements of cash flows and related disclosures. Restricted cash of $25,000 and $25,000 have been reclassified within the condensed consolidated balance sheets for the periods presented as cash.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other. ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect ASU 2017-04 to have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  An entity should account for effects of a modification unless all of the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original ward immediately before the original award is modified.  The Company adopted this standard on January 1, 2018.  Adoption of the standard did not have an effect on the Company’s financial position, results of operations and cash flows.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Accounts and Other Receivables

	December 31, 2018	December 31, 2017
Trade accounts receivable	$31,567	$55,575
GST and other receivable	-	164
Allowance for doubtful accounts	(7,014)	(1,618)
	$24,553	$54,121

4. Equipment

	December 31, 2018	December 31, 2017
Computer equipment	$44,166	$44,166
Office equipment	1,603	1,603
Software	6,012	6,012
Total	51,781	51,781
Accumulated depreciation	(51,781)	(48,928)
Total	$-	$2,853

5. Goodwill

As of December 31, 2018 and 2017, the Company had goodwill of $505,508 related to the acquisition of Nimbo.

6. Accounts Payable and Accrued Liabilities

	December 31, 2018	December 31, 2017
Trade accounts payable	$612,785	$623,375
Accrued liabilities	19,862	49,696
Accrued interest payable	19,064	17,057
Payroll and commissions payable	71,971	84,299
Unrecognized tax position	90,000	80,000
Taxes payable	-	4,481
	$813,682	$858,908

7. Notes Payable

(a)

On September 30, 2014, the Company issued a note payable with principal of $95,000 in exchange for settlement of accounts payable of the same amount. The note payable was unsecured, bore interest at 5% per annum, and was due on demand. The note payable was accounted for at amortized cost using the effective interest rate method with the effective interest rate of 14% per annum. The Company recorded a debt discount of $16,163 to the note payable, which was amortized in full as of December 31, 2016, and a corresponding amount to additional paid-in capital at issuance.  During the year ended December 31, 2017, the Company repaid the remaining balance of $65,000 of the principal and $7,000 of accrued interest. As of December 31, 2017, the carrying value of the note payable was $0, and the Company had an outstanding accrued interest balance of $0.

(b)

As of December 31, 2017, the Company had a note payable with a principal balance of $11,952 (Cdn$15,000)  owed to a director, which was unsecured, bore interest at 5% per annum, and was due on October 30, 2017.  As of December 31, 2017, the Company had an outstanding accrued interest balance of $2,386 (Cdn$2,960), which has been included in accounts payable and accrued liabilities.  During the year ended December 31, 2018, the Company repaid all amounts due related to this note payable.

(c)

On March 23, 2017, the Company entered into a loan agreement with a third party for a principal amount of $8,695, which included a one-time loan fee of $695, which was charged to interest expense. The note payable was unsecured, non-interest bearing, and required minimum payments of 10% of the loan every ninety days from the start date of March 26, 2017. 25% of all funds processed through the Company’s PayPal account were used to pay off the loan. As of December 31, 2017, the balance of the note payable was $2,626.  During the year ended December 31, 2018, the Company repaid all amounts due related to this loan agreement.

8. Convertible Debentures

(a)

On March 30, 2017, the Company issued a convertible debenture to a third party in the principal amount of $50,000 which is unsecured, bore interest at 12% per annum, calculated monthly, and was due on September 30, 2017. Subject to the approval of the holder of the convertible debenture, the Company could convert any or all of the principal and/or interest at any time following the six-month anniversary of the issuance date of the convertible debenture (September 30, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The estimated fair value of the derivative liability resulted in a discount to the convertible debenture of $32,127, which was accreted over the term of the convertible debenture. During the year ended December 31, 2017, $32,127 of amortization expense was recorded. As of December 31, 2017, the carrying value of the convertible debenture was $50,000.  During the year ended December 31, 2018, the Company converted all amounts due related to this debenture into shares of common stock.

(b)

On May 1, 2017, the Company issued two convertible debentures for aggregate proceeds of $50,000 which were unsecured, bore interest at 12% per annum, calculated monthly, and were due on May 1, 2019. Subject to the approval of the holder of the convertible debenture, the Company may convert any or all of the principal and/or interest at any time following the six-month anniversary of the issuance date of the convertible debenture (November 1, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The estimated fair value of the derivative liabilities resulted in a discount to the convertible debentures of $45,400, which was accreted over the term of the convertible debenture. On November 1, 2017, the Company issued 625,000 shares of common stock for the full conversion of these debentures. The discount was amortized in full as a result of the conversion. During the year ended December 31, 2017, $45,400 of accretion expense was recorded.

(c)

On August 7, 2017, the Company issued a convertible debenture to a third party in the principal amount of $161,250 with an original issuance discount of $11,250 and incurred $3,500 of financing costs to a third party, which was unsecured, bore interest at 5% per annum, and was due on August 7, 2018. The holder could convert any or all of the principal and/or interest at any time following the six-month anniversary of the issuance date of the convertible debenture (February 7, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liabilities of $153,827 resulted in a discount to the convertible debenture, which was amortized over the term of the convertible debenture. During the years ended December 31, 2017 and 2018, $47,632 and $106,195, respectively, of amortization expense was recorded. As of December 31, 2017, the carrying value of the convertible debenture was $55,055.  During the year ended December 31, 2018, the Company repaid $80,000 of principal in cash and converted $81,250 of principal into shares of common stock, leaving no amounts due as of December 31, 2018.

(d)

On December 18, 2017, the Company issued a convertible debenture to a third party in the principal amount of $55,000 with an original issuance discount of $5,000 and incurred $1,500 of financing costs to a third party, which was unsecured, bore interest at 2% per annum, and was due on June 18, 2018. The holder could convert any or all of the principal and/or interest at any time following the six-month anniversary of the issuance date of the convertible debenture (June 18, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liabilities of $47,071 resulted in a discount to the convertible debenture, which was be amortized over the term of the convertible debenture. During the years ended December 31, 2017 and 2018, $72 and $46,999, respectively, of amortization expense was recorded. As of December 31, 2017, the carrying value of the convertible debenture is $8,001.  On July 5, 2018, the Company provided an additional principal to the convertible debentures of $20,000 on the same terms.  Related to this increase, the estimated fair value of the conversion feature was $6,698 and was recorded as a debt discount, which was amortized in full during the year ended December 31, 2018.  During the year ended December 31, 2018, the Company repaid $55,000 of principal in cash and converted $20,000 of principal into shares of common stock, leaving no amounts due as of December 31, 2018.

9. Derivative Liabilities

During the year ended December 31, 2016, the Company issued share purchase warrants as part of private placements with exercise prices denominated in Canadian dollars, which differs from the Company’s functional currency of U.S. dollars (Note 12) and cannot be considered to be indexed to the Company’s own stock. The Company records the fair value of its share purchase warrants with a Cdn$ exercise price in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. As of December 31, 2017, the Company had a derivative liability of $7,642 relating to the share purchase warrants. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the share purchase warrants denominated in Canadian dollars during the years ended December 31, 2018 and 2017, assuming no expected dividends:

	2018	2017
Expected volatility	-%	195% - 196%
Risk free interest rate	-%	1.06% - 1.39%
Expected life (in years)	-	0.25 – 0.50

During the years ended December 31, 2017, the Company issued convertible debentures with variable exercise prices based on market rates (see Note 8). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the years ended December 31, 2018 and 2017, assuming no expected dividends:

	2018	2017
Expected volatility	334% - 398%	187% - 225%
Risk free interest rate	1.49% - 1.73%	1.22% - 1.62%
Expected life (in years)	0.0 – 0.4	0.16 - 1.50

The following table provides a reconciliation of the beginning and ending balances for our liabilities measured at fair value using Level 3 inputs for the years ended December 31:

	2018	2017
Balance at January 1,	$227,163	$27,930
Issuance of embedded conversion derivative liabilities	6,698	278,425
Extinguishment due to conversion of convertible debentures	(176,820)	(51,710)
Change in fair value	(57,041)	(27,482)
Total	$-	$227,163

10. Related Party Transactions

(a)	During the years ended December 31, 2018 and 2017, the Company incurred $185,049 and $227,080, respectively, in management and consulting fees to officers and a Company controlled by a director.

(b)

As of December 31, 2018 and 2017, the Company owed $136,036 and $133,535, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(c)

During the year ended December 31, 2018, the Company incurred $493,282, in purchases of hardware from a vendor controlled by a director of the Company.  As of December 31, 2018, the amounts owed to this related-party vendor were $101,598.

11. Stockholders’ Deficit

Preferred Stock

On January 17, 2018, a new class of preferred stock consisting of 10,000,000 shares, with rights and privileges to be determined by the Board of Directors at a later date, was approved by the stockholders of the Company.

Common Stock

2018

(a)	On January 1, 2018, the Company issued 274,020 shares of common stock with a fair value of $27,402 based on the closing price of the Company’s common stock for consulting services.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

(d)	On February 28, 2018, the Company issued 806,916 shares of common stock with a fair value of $56,000 for the extinguishment of $50,000 of principal, $6,000 of accrued interest, and $39,407 of derivative liability related to one of the Company’s convertible debt instruments. The Company recognized a gain on extinguishment of debt of $39,407.

(e)	On May 21, 2018, the Company issued 1,250,000 shares of common stock with a fair value of $50,000 for board of director services. The services will be provided over a one-year period. As of September 30, 2018, the Company has recorded $18,011 of expense and has a prepaid asset of $31,989.

(f)	On June 1, 2018, the Company issued 3,333,333 shares of common stock at $0.06 per share (Including warrants to purchase 500,000 shares of common stock with an exercise price of $0.12 per share, immediately vested) for proceeds of $200,000.

(g)	On July 10, 2018, the Company issued 1,875,000 shares of common stock at $0.04 per share for proceeds of $75,000.

(h)	On July 20, 2018, the Company issued 2,000,000 shares of common stock at $0.04 per share for proceeds of $75,064.

(i)	On July 25, 2018, the Company issued 500,000 shares of common stock at $0.04 per share for proceeds of $18,989.

(j)	During the nine months ended September 30, 2018, the Company issued a total of 2,908,809 shares of common stock with a fair value of $139,974 for the extinguishment of $91,250 of principal and $53,147 of accrued intrest. The Company recognized a gain extinguishment of debt of $4,423.

(k)	On September 19, 2018, the Company issued 146,666 shares of common stock with a fair value of $7,333 for the extinguishment of $5,000 of principal and $1,853 of derivative liability related to one of the Company’s convertible debt instruments. The Company recognized a loss on extinguishment of debt of $480.

(l)	On October 19, 2018, the Company issued 1,666,666 shares of common stock at $0.06 per share for proceeds of $100,000.

(m)	On October 23, 2018, c issued 1,666,667 shares of common stock at $0.06 per share for proceeds of $100,000.

(n)	On December 4, 2018, the Company issued 183,486 shares of common stock with a fair value of $5,505 for the extinguishment of $5,000 of principal.

(o)	On December 7, 2018, the Company issued 2,222,222 shares of common stock at $0.04 per share for proceeds of $100,000.

(p)	On December 17, 2018, the Company issued 555,556 shares of common stock at $0.04 per share for proceeds of $25,000.

(q)	On December 26, 2018, the Company issued 333,333 shares of common stock with a fair value of $10,000 for the extinguishment of $10,000 of principal.

F-14

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

(l)	On November 6, 2017, the Company issued 1,428,571 shares of common stock at $0.07 per share for proceeds of $100,000.

(m)	On December 31, 2017, the company issued 49,020 shares of common stock with a fair value of $4,902 based on the closing price of the Company's common stock for consulting services rendered.

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

12. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2016	4,055,294	$0.20
Issued	2,419,281	0.17
Expired	(2,236,662)	0.22
Balance, December 31, 2017	4,237,913	0.19
Issued	500,000	0.12
Expired	(838,240)	0.23
Balance, December 31, 2018	3,899,673	$0.20

As of December 31, 2018, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
500,000	$0.12	June 1, 2020
2,222,222	$0.18	February 23, 2022
147,059	$0.35	June 23, 2019
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
3,899,673

On June 1, 2018, the Company issued 500,000 share purchase warrants in connection with a capital raise.

13. Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2016	4,000,000	$0.16
Granted	1,800,000	0.12
Cancelled / forfeited	(625,000)	0.14
Balance, December 31, 2017	5,175,000	$0.15
Granted	-	-
Exercised	-	-
Cancelled / forfeited	(985,000)	0.09
Balance, December 31, 2018	4,190,000	$0.16	$-

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.08	250,000	3.8		0.08	250,000		0.08
	$0.13	1,425,000	3.4		0.13	1,100,000		0.13
	$0.16	225,000	2.1		0.16	187,500		0.16
	$0.19	2,270,000	1.7		0.19	2,270,000		0.19
Cdn$	0.25	20,000	1.7	Cdn$	0.25	20,000	Cdn$	0.25
		4,190,000	2.4		$0.16	3,827,500		$0.16

2018

No stock options were granted by the Company in 2018.

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

The fair values of stock options granted are amortized over the vesting period where applicable. During the years ended December 31, 2018 and 2017, the Company recorded $8,446 and $165,587, respectively, in stock-based compensation in connection with the vesting of options granted. The Company uses the Black-Scholes option pricing model to establish the fair value of options granted assuming no expected dividends or forfeitures and the following weighted average assumptions:

	2018	2017
Expected volatility	-	136%
Risk free interest rate	-	1.80%
Expected life (in years)	-	4.8

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

During the years ended December 31, 2018 and 2017, the Company had three and two customers which accounted for 74% and 74%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of December 31, 2018 and 2017, the Company had three and three customers, respectively, which accounted for 93% and 100%, respectively, of the gross accounts receivable balance.

16. Income Taxes

The Company’s income tax provision consists of the following:

	2018	2017
Current:
Federal	$10,000	$80,000
State	-	-
Foreign	-	-
Total Current	10,000	80,000
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision for income taxes	$10,000	$80,000

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	2018	2017
Computed tax benefit at federal statutory rate	$(223,397)	$(441,204)
Permanent items	6,987	(4,016)
Stock-based compensation	11,840	21,635
Incentive stock options	1,773	57,042
Conversion feature derivative liability	(11,979)	16,785
Impact of tax law change in rate	-	720,057
Change in tax rates and true up	-	-
Uncertain tax positions	10,000	80,000
Impact of difference related to foreign earnings	-	-
Gain on extinguishment of debt	(22,104)	-
Valuation allowance	236,880	(370,299)
Provision for income taxes	$10,000	$80,000

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$1,826,000	$1,798,000
Stock-based compensation	1,000	1,000
Accounts receivable and other timing differences	317,000	121,000
Basis difference in assets and debt	(42,000)	61,000
Equipment	-	-
Share issuance costs	-	-
Total Deferred Tax Asset	2,102,000	1,981,000
Valuation allowance	(2,102,000)	(1,981,0000)
Net Deferred Tax Asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets for the U.S. federal and state have been fully offset by a valuation allowance.

As of December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of $6,111,683 and $5,919,030, respectively, which expire beginning in the year 2029.

The Company is required to file US federal and California tax returns. Due to the Company’s loss position the statute remains open for any losses carried over into the current year which means all years from 2006 remain open to examination.

The Company has adopted FASB ASC 740, “Income Taxes” to account for income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transaction. In accordance with ASC 740-10-50, the Company is classifying interest and penalties as a component of tax expense.

The Company has a reserve related to unrecognized tax positions of $90,000 as of December 31, 2018, which is presented as part of accounts payable and accrued liabilities. These unrecognized tax positions, if recognized, would affect the effective tax rate. A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2018 is as follows:

Federal and State
Balance at December 31, 2017	$80,000
Additions for tax positions related to current year	10,000
Additions for tax positions related to prior years	-
Balance at December 31, 2018	$90,000

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $720,057. Due to the Company’s full valuation allowance position, there was no net impact on the Company’s income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2018. There was no net impact on the Company’s consolidated financial statements for the year ended December 31, 2018 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

17. Commitments and Contingencies

Withheld Payroll Taxes

Since its inception, the Company has made several payments to employees for wages, net of state and federal income taxes.  Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency.  Accordingly, as of December 31, 2018 the Company has recorded $14,878 related to this obligation in accounts payable and accrued liabilities, including estimated penalties and interest.

Operating Lease

In April 2017, we entered into non-cancelable operating lease amendment for 2,119 square feet of office space through April 2020.

Rent expense for the years ended December 31, 2018 and 2017 was approximately $35,000 and $47,000, respectively. As of December 31, 2018, we are obligated to make minimum lease payments under our operating lease as follows:

Year ending December 31,	Lease Payments
2019	$39,000
2020	13,000
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

18. Subsequent Events

In March 2019, The Company sold a total of 1,500,000 shares of common stock for total proceeds of $60,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 8, 2019, we dismissed Saturna Group Chartered Professional Accountants LLP (“Saturna”) as our company’s independent registered public accounting firm. The reports of Saturna on the Company’s consolidated financial statements for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During our Company’s two most recent fiscal years and the subsequent interim periods preceding our dismissal of Saturna, there were: (i) no disagreements with Saturna on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Saturna, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On February 8, 2019, we engaged Hall & Company, Certified Professional Accountants & Consultants, Inc., an independent certified public accounting firm, as our principal independent accountant.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2018, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of April 11, 2019:

Name	Age	Position	Term of Office
Robert Nealon	62	Director, Chairman of the Board	July 8, 2010 to present
Neil G. Chan	56	Director, Chief Executive Officer	September 1, 2011 to present
Mark Wells	56	Director	January 17, 2018 to present
Abel I. Sierra	46	Executive Officer, VP&GM	September 15, 2017 to present
Jackie Kimzey	66	Director	June 18, 2018 to present

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

Mark Wells, Director

Mr. Wells is presently the President and CEO of Positioning Universal. During his 25 years of experience in the wireless industry, he has pioneered the development and marketing of wireless products, semiconductor technology, and leading edge wireless services. Mr. Wells co-founded DriveOK, which merged with Procon and eventually became Spireon where he led the company during its growth period in becoming the industry leader of GPS vehicle tracking technologies. Prior to Procon, Mr. Wells was the co-founder and CEO of Zucotto Wireless, where he raised $60M in venture capital to develop wireless semiconductor technologies and secured customers that included Panasonic, Nokia, and Alcatel. Mr. Wells has also held marketing roles with Nokia Mobile Phones where he managed a $10B revenue value of mobile phone products, and later served as Vice President & General Manager at DSP Communications which was eventually sold to Intel for $1.6B. Most recently, Mr. Wells has co-founded and mentored several dozen early-stage technology companies and served as a consultant to Fortune 500 companies.

Jackie Kimzey, Director

Jackie Kimzey is a successful CEO, board advisor, strategist, and academic.  Mr. Kimzey’s career began at Mostek, a Dallas based semiconductor manufacturer, where he served in planning and marketing roles.  He left Mostek in 1982 to start ProNet with the financial backing of L.J. Sevin.  ProNet, a wireless and systems company, grew rapidly in the 80’s completing an IPO in 1987 and eventually sold in 1997.  After the sale, Mr. Kimzey worked on several start-up projects of interest and then joined the venture firm Sevin Rosen Funds as a General Partner in 1999.  There he focused on wireless and software investments, especially software ideas focused on Software-as-a-Service.  His most successful projects, Neoworld, Wayport, Tangoe, Invodo, and LiveVault, have all had a common thread; good management and quality advisors and investors.  Since 2007, Mr. Kimzey has served on the faculties of Southern Methodist University and The University of Texas at Dallas.  Mr. Kimzey also served as the Executive Director for the Institute for Innovation and Entrepreneurship at UT Dallas and is a frequent speaker on the topics of innovation, investment, and management.

Abel I. Sierra, Vice President and General Manager

Mr. Sierra has served as President of the Antelope Valley Hispanic Chamber of Commerce (AVHCC) - the first President elected to a second term in the organization’s 20 year history. AVHCC’s mission is to provide Hispanic entrepreneurship, community growth, and development, by supporting economic programs designed to strengthen and expand the potential of all business. Prior and concurrent to Mr. Sierra’s role with AVHCC was his position as Agency Vice President of HBW Insurance and Financial Services. Mr. Sierra served as an Independent Associate with Legal Shield, Regional Vice President for Primerica Financial Services, marketing Representative for 21st Century/AIG direct, community Representative for Palmdale School District and Palmdale Head Start. Mr. Sierra also served 14 years as a Counter Intelligence Specialist with the United States Marine Corps.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Stock awards ($)	Option awards ($)(2)	Total ($)

Neil G. Chan – CEO & Director	2017	126,000	0	57,000	183,000
	2018	138,000	0	0	138,000

Abel I. Sierra – VP & GM	2017	121,000	12,000	10,500	143,500
	2018	121,000	0	0	121,000

_____________

(1)	Salary for services as an executive officer. No compensation for services as a director
(2)	Valuation of Stock and Option awards are based on the issuance details listed in Note 13 to the Company’s consolidated financial statements for the year ended December 31, 2017.

Outstanding Equity Awards at Fiscal Year-end

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable

Neil Chan, CEO	1,000,000	0	$0.19	21-Sep-20
	500,000	0	$0.13	11-May22

Abel Sierra, VP&GM	150,000	0	$0.16	1-Nov-20
	150,000	0	$0.13	11-May22

The Company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon	2018	0	25,000	0	25,000
Jackie Kimzey	2018	0	25,000	0	25,000
Mark Wells	2018	0	25,000	0	25,000

______________

1 Provides information on Directors not serving as executive officers only. Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors with the exception of the CEO were paid in stock equivalent to $25,000 retainer in 2018.  In 2013, Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised. In 2015, Mr. Nealon was awarded 250,000 stock options, all of which vested in 2015 and none of which were exercised. Mr. Nealon had 400,000 options vested and unexercised as of December 31, 2017, with 150,000 options expiring on March 31, 2018 and 250,000 options expiring on September 21, 2020.

Compensation of Executives

The CEO, Neil Chan who is also a director of the Company earned a salary of $138,000 in 2018 and increase of $12,000 per annum compared to 2017.  In 2013, the CEO, was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014. In 2015, Mr. Chan was granted a further 1,000,000 stock options all of which vested in 2015 and 55,556 options were exercised in January 2016. In 2017, Mr. Chan was granted another 500,000 stock options, which vested immediately, resulting in a total of 1,500,000 options vested and unexercised as of December 31, 2018.

Mr. Abel Sierra, VP and General Manager, is paid $121,000 per annum excluding sales commissions.   Mr. Sierra was granted 150,000 stock options which vest on May 11, 2018 as a signing bonus for his promotion. Mr. Sierra has a total of 300,000 stock options unexercised as of December 31, 2018.

There were no stock options or shares granted to officers in 2018.

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

The following tables list information that is accurate as of December 31, 2018.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2018.

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

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of December 31, 2018 unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors and director nominees, (iii) our principal executive officer and our other executive officers who were serving as such at the end of Fiscal 2018 (each, a “named executive officer”), and (iv) all of our directors, director nominees and executive officers as a group. We know of no agreements among our stockholders that relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

Beneficial ownership is determined in accordance with applicable SEC rules and generally reflects sole or shared voting or investment power over securities. Under these rules, a person is deemed to be the beneficial owner of securities that the person has the right to acquire as of or within 60 days after December 31, 2018, upon the exercise of outstanding stock options or warrants, the conversion of outstanding convertible notes, or the exercise or conversion of any other derivative securities affording the person the right to acquire shares of our common stock. As a result, each person’s percentage ownership set forth in the table below is determined by assuming that all outstanding stock options, warrants or other derivative securities held by such person that are exercisable or convertible as of or within 60 days after December 31, 2018 have been exercised or converted. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each person identified in the table below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. All ownership percentages in the table are based on 66,714,970 shares of our common stock outstanding as of December 31, 2018.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner:	Number	Percent
5% Stockholders:
Alvin Fund	10,000,000	15.00%
David Bellet	3,230,043	8.25%
Bernard Friedman	2,048,611	5.23%
Robert Friedman	2,048,611	5.23%
Directors and Executive Officers:
Neil Chan(1)	3,936,111	9.68%
Abel Sierra(2)	300,000	*
Robert Nealon(3)	900,000	2.27%
All executive officers and directors as a group	5,136,111	11.950%

____________

*	Represents beneficial ownership of less than 1%.
(1)

Represents 1,500,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2018, and 2,436,111 outstanding shares of common stock.

18

(2)

Represents 150,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2018, and 150,000 outstanding shares of common stock.

(3)

Represents 400,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2018, and 500,000 outstanding shares of common stock.

(4)

Represents 1,775,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2018, and 225,000 outstanding shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

During the years ended December 31, 2018 and 2017, the Company incurred $185,049 and $227,080, respectively, in management and consulting fees to two officers and a Company controlled by a director.

As of December 31, 2018 and 2017, the Company owed $136,036 and $133,535, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2018, the Company incurred $493,282, in purchases of hardware from a vendor controlled by a director of the Company. As of December 31, 2018, the amounts owed to this related-party vendor were $101,598.

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

2018: $66,500

2017: $50,600

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2018: $0

2017: $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2018: $0

2017: $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2018: $0

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

(1) Financial statements:

- Audited Financial Statements for the year ended December 31, 2018

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

IGEN Networks Corp

April 16, 2019	By:	/s/ Neil Chan
Neil Chan,
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

