Form 10-Q
period 2019-03-31
IGEN NETWORKS CORP
filed 2019-05-15
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019.

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

The number of shares of the registrant’s common stock issued and outstanding as of May 10, 2019 is 68,214,970.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three month period ended March 31, 2019 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2019

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets
Cash	$-	$56,823
Accounts and other receivables, net	3,660	24,553
Inventory	9,522	36,694
Prepaid expenses and deposits	12,619	27,997
Total Current Assets	25,801	146,067

Goodwill	505,508	505,508
Total Assets	$531,309	$651,575

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$864,418	$813,682
Current portion of deferred revenue	430,652	546,050
Total Current Liabilities	1,295,070	1,359,732

Deferred revenue, net of current portion	151,154	175,251
Total Liabilities	1,446,224	1,534,983

Commitment and contingencies

Stockholders’ Deficit
Preferred stock: Authorized – 10,000,000 shares with $0.001 par value, no shares issued and outstanding	-	-
Common stock: Authorized - 375,000,000 shares with $0.001 par value issued and outstanding – 68,214,970 and 66,714,970 shares, respectively	68,215	66,715

Additional paid-in capital	10,484,745	10,426,245

Accumulated Deficit	(11,467,875)	(11,376,368)
Total Stockholders Deficit	(914,915)	(883,408)
Total Liabilities and Stockholders’ Deficit	$531,309	$651,575

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Revenues:
Sales, hardware and accessories	$160,170	$266,954
Sales, services	85,227	104,447
Total Revenues	245,397	371,401
Cost of goods sold	32,023	167,805
Gross Profit	213,374	203,596

Expenses:
Selling, general and administrative	169,868	239,130
Management and consulting fees	45,484	99,126
Payroll and related	89,529	175,973
Total Expenses	304,881	514,229
Loss Before Other Expense, net	(91,507)	(310,633)
Other Income (Expense):
Accretion of discounts on convertible debentures	-	(119,995)
Change in fair value of derivative liabilities	-	(21,065)
Gain on extinguishment of debt	-	39,407
Interest expense	-	(3,867)
Total Other Income Expense, net	-	(105,520)

Net Loss	(91,507)	(416,153)
Other Comprehensive Income (Loss):
Foreign currency translation gain	-	60,910
Comprehensive Loss	$(91,507)	$(355,243)
Basic and Diluted Loss per Common Share	$-	$(0.01)
Weighted Average Number of Common Shares Outstanding	67,139,970	45,202,609

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Statements of Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2018	66,714,970	$66,715	$10,426,245	$-	$(11,376,368)	$(883,408)

Shares issued for cash	1,500,000	1,500	58,500	-	-	60,000

Net loss	-	-	-	-	(91,507)	(91,507)

Balance, March 31, 2019	68,214,970	$68,215	$10,484,745	$-	$(11,467,875)	$(914,915)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2017	39,214,517	39,215	$8,854,491	$(60,910)	$(10,223,288)	$(1,390,492)

Stock-based compensation	-	-	44,256	-	-	44,256

Shares issued for cash	7,777,778	7,778	592,222	-	-	600,000

Shares issued for services	225,000	225	22,275	-	-	22,500

Shares issued for debenture conversion	806,916	807	55,193	-	-	56,000

Removal of accumulated other comprehensive loss	-	-	-	60,910	-	60,910

Net loss	-	-	-	-	(416,153)	(416,183)

Balance, March 31, 2018	48,024,211	$48,025	$9,568,437	$-	$(10,639,441)	$(1,022,979)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(91,507)	$(416,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	-	119,895
Change in fair value of derivative liabilities	-	21,065
Depreciation	-	1,177
Gain on extinguishment of debt	-	(39,407)
Shares issued for services	-	22,500
Stock-based compensation	12,500	4,849
Changes in operating assets and liabilities:
Accounts and other receivables	20,893	(94,391)
Inventory	27,172	(30,998)
Prepaid expenses and deposits	2,878	(13,300)
Accounts payable and accrued liabilities	50,736	(57,588)
Deferred revenue	(139,495)	30,573
Net Cash Used in Operating Activities	(116,823)	(451,678)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	-	(11,292)
Proceeds from issuance of common stock	60,000	600,000
Net Cash Provided by Financing Activities	60,000	588,708

Effect of Foreign Exchange Rate Changes on Cash	-	57,624

Change in Cash and Restricted Cash	(56,823)	194,654
Cash and Restricted Cash, Beginning of Period	56,823	53,638
Cash and Restricted Cash, End of Period	$-	$248,292
Non-cash Investing and Financing Activities:
Discount on convertible debt for derivative liabilities	$-	$-

Shares of common stock issued for prepaid services	$-	$15,000

Conversion of convertible debenture and accrued interest to shares of common stock	$-	$56,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2019

(Unaudited - Expressed in U.S. dollars)

1. Organization and Description of Business

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the three months ended March 31, 2019 and 2018, has a working capital deficit of $1,269,269 and an accumulated deficit of $11,467,875 as of March 31, 2019, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo, which is formed in the USA.

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

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful life and recoverability of equipment, impairment of goodwill, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded as of March 31, 2019 and December 31, 2018.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of March 31, 2019. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

Effective January 1, 2018, the Company elected to early adopt guidance issued by the FASB which simplified the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. Instead, as of January 1, 2018 and all subsequent periods, goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

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

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers , using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue in accordance with U.S. GAAP. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include vehicle tracking services and customer support (technical support), installations and consulting. A contract may include both product and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. For arrangements under which the Company provides vehicle tracking services, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred revenues are recorded when cash payments are received from customers in advance of the Company’s performance. Deferred revenues totaled $581,806 and $721,301 as of March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized revenues of $230,335 related to deferred revenues outstanding as of December 31, 2018 as the services were performed.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. During 2018, the Company recorded $60,910 of accumulated other comprehensive income associated with its Canadian Subsidiary that was dissolved in 2017.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of March 31, 2019 and 2018, the Company has 8,089,673 and 16,534,818 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the period ended March 31, 2018, comprehensive income (loss) consists of foreign currency translation gains and losses.

Recent Accounting Pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Accounts and Other Receivables

	March 31, 2019	December 31, 2018
Trade accounts receivable	$13,004	$31,567
GST and other receivable	-	-
Allowance for doubtful accounts	(9,344)	(7,014)
	$3,660	$24,553

4. Equipment

	March 31, 2019	December 31, 2018
Computer equipment	$44,166	$44,166
Office equipment	1,603	1,603
Software	6,012	6,012
Total	51,781	51,781
Accumulated depreciation	(51,781)	(51,781)
Total	$-	$-

5. Goodwill

As of March 31, 2019 and December 31, 2018, the Company had goodwill of $505,508 related to the acquisition of Nimbo.

6. Accounts Payable and Accrued Liabilities

	March 31, 2019	December 31, 2018
Trade accounts payable	$688,117	$612,785
Accrued liabilities	19,684	19,862
Accrued interest payable	19,064	19,064
Payroll and commissions payable	47,553	71,971
Unrecognized tax position	90,000	90,000
	$864,418	$813,682

7. Convertible Debentures

(a)

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

(b)

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

8. Related Party Transactions

(a)	During the three months ended March 31, 2019 and 2018, the Company incurred $34,500 and $46,485, respectively, in management and consulting fees to officers and a Company controlled by a director.

(b)

As of March 31, 2019 and December 31, 2018, the Company owed $146,036 and $136,036, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(c)

During the three months ended March 31, 2019 and 2018, the Company incurred $9,452 and $30,411, in purchases of hardware from a vendor controlled by a director of the Company. As of March 31, 2019 and December 31, 2018, the amounts owed to this related-party vendor were $93,589 and $101,598, respectively.

9. Stockholders’ Deficit

Preferred Stock

On January 17, 2018, a new class of preferred stock consisting of 10,000,000 shares, with rights and privileges to be determined by the Board of Directors at a later date, was approved by the stockholders of the Company.

Common Stock

2019

(a)	During the three months ended March 31, 2019, the Company sold 1,500,000 shares of common stock for proceeds of $60,000.

F-13

2018

(a)	On January 1, 2018, the Company issued 274,020 shares of common stock with a fair value of $27,402 based on the closing price of the Company’s common stock for consulting services.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

(d)

On February 28, 2018, the Company issued 806,916 shares of common stock with a fair value of $56,000 for the extinguishment of $50,000 of principal, $6,000 of accrued interest, and $39,407 of derivative liability related to one of the Company’s convertible debt instruments. The Company recognized a gain on extinguishment of debt of $39,407.

10. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2018	3,899,673	0.20
Issued	-	-
Expired	-	-
Balance, March 31, 2019	3,899,673	$0.20

As of March 31, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
500,000	$0.12	June 1, 2020
2,222,222	$0.18	February 23, 2022
147,059	$0.35	June 23, 2019
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
3,899,673

11. Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2018	4,190,000	$0.16
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, March 31, 2019	4,190,000	$0.16	$

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.08	250,000	3.8		0.08	250,000		0.08
	$0.13	1,425,000	3.4		0.13	1,100,000		0.13
	$0.16	225,000	2.1		0.16	187,500		0.16
	$0.19	2,270,000	1.7		0.19	2,270,000		0.19
Cdn$	0.25	20,000	1.7	Cdn$	0.25	20,000	Cdn$	0.25
		4,190,000	2.4		$0.16	3,827,500		$0.16

No stock options were granted by the Company during the three months ended March 31, 2019.

12. Segments

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

13. Concentration Risk

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

During the three months ended March 31, 2019 and 2018, the Company had three and two customers which accounted for 74% and 89%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of March 31, 2019 and December 31, 2018, the Company had four and three customers, respectively, which accounted for 99% and 93%, respectively, of the gross accounts receivable balance.

14. Commitments and Contingencies

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

15. Subsequent Events

On April 17, 2019, the Company issued 86,000 shares of Preferred Stock – Class A for total proceeds of $78,000. Under the terms of the agreement, the Series A Preferred Stock carries an interest rate of 8% per annum and is redeemable by the Company from the issuance date until 270 days after the issuance date. If redeemed by the Company during that period, the Company is required to redeem the shares from between 105% and 150% of the issuance price plus any accrued and unpaid dividends. If the shares are not redeemed by the Company, then on or after the six-month anniversary of the issuance of the shares, the shares and any accrued dividends will be convertible into shares of the Company’s common stock at a 25% discount to the average of the two lowest closing bid prices of the Company’s common stock during the prior twenty trading days. The holder of the shares will be limited to convert into no more than 4.99% of the issued and outstanding common shares of the Company at the time of conversion. Additionally, the preferred shares are mandatorily redeemable 18 months after the issuance date, if not previously redeemed by the Company or converted to shares of the Company’s common stock by the holder. In connection with the issuance of the shares of Preferred Stock – Class A, the Company incurred $3,000 of direct costs, which the Company recorded as a discount to the proceeds and the discount will be amortized to interest expense through the mandatory redemption date, using the effective interest method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three-month period ended March 31, 2019. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three-month period ended March 31, 2018 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the three months of 2019, the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly-owned subsidiary Nimbo Tracking and direct to customer brands Medallion GPS and CU TRAK, both marketed through the Sprint IOT Factory platform.

Notable highlights of the three-month period ended March 31, 2019 include the following Company achievements:

1.	The Company achieved $245,397 in revenues at 87% gross profit margin.
2.	The Company had a net loss of $91,507 for the three months ended March 31, 2019, a decrease of $324,646 over the same period in 2018 – significant progress in achieving profitability.
3.	The Company received a Letter of Intent from Seguros Multiples for Distribution Rights in Puerto Rico and Latin America

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of March 31, 2019, the Company’s current assets were $25,801, a significant decrease of 82% over the quarter. Contributing to the net decrease to current assets was the reduction of cash used for inventory demands during the reporting period.

Current liabilities dropped $64,662, or 5%, over the three months, primarily due to the change in the current portion of deferred revenue of $115,398.

The Company finished the three months of 2019 with a working capital deficiency of $1,269,269, a deterioration of $55,604 over the three months. Of the total working capital deficiency, $430,652 is short-term deferred revenue liabilities that will convert to revenue. During the three months ended March 31, 2019, the Company raised $60,000 in cash proceeds from the sale of shares of the Company’s common stock. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Equity (Deficit)

The Company’s total assets as of March 31, 2019 were $531,309 a decrease of $120,266 over the three months. This decrease was commensurate with the respective changes in current assets previously discussed.

Total liabilities decreased ($88,759 or 6%) over the three months. This slight decrease was composed primarily of the $139,495 decrease in deferred revenues during the three months.

The above resulted in total stockholders’ deficit of $914,915, an increase of $31,507 from December 31, 2018. This change is a result of the net loss for the three months ended March 31, 2019, offset by the $60,000 of cash proceeds from the sale of shares of the Company’s common stock during the three months.

As of the date of these financial statements, the Company believes it has access to adequate working capital and projected net revenues to maintain existing operations for approximately 6 months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through equity financing in the both the near and medium term.

Results of Operations

Revenues and Net Loss For the Three Months Ended March 31, 2019

Revenues

The Company had revenues of $245,397 for the three months ended March 31, 2019, a 34% decrease over the similar period in 2018. Sales decrease was attributed to a breach of terms of a distributor which the Company expects to resolve during the 2019 reporting period.

The three-month gross profit of $213,374 was a 5% increase from the same period in 2018.

Similarly, gross profit margin for the three months of 87% was an increase of 32% reported in the same period in 2018. The significant increase in gross profit margin is directly related to the Company's efforts to focus on renewals and high-margin transactions with its credit union customers.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Expenses for the three months ended March 31, 2019 totaled $304,881, of which all were operating expenses, representing a 41% decrease reported in the same period in 2018. Included in other income (expenses) for the three months ended March 31, 2018 is $21,065 of change in fair value of derivative liabilities. The Company also recorded a gain of $39,407 related to the settlement of debt for the three months ended March 31, 2018. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative.

Net Loss

The Company had a net loss of $91,507 for the three months ended March 31, 2019, a decrease of $324,646 over the same period in 2018, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw a decrease of $56,823 in cash over the three months ended March 31, 2019. Net cash of $116,823 used in operating activities was offset by net financing cash of $60,000 raised via private placements. Cash at the end of the period was $0. As noted in subsequent events the Company issued 86,000 preferred shares Class A raising proceeds of $78,000 on April 17, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. The conclusions of the Company’s principal officers was that the controls and procedures in place were effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months covered by this report and ended March 31, 2019, the following securities were sold or issued:

(a)	During the three months ended March 31, 2019, 1,500,000 shares of common stock for proceeds of $60,000.

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

8

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

IGEN Networks Corp

May 14, 2019	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

10