Form 10-Q
period 2019-06-30
IGEN NETWORKS CORP
filed 2019-08-14
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019.

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

The number of shares of the registrant’s common stock issued and outstanding as of August 10, 2019 is 68,214,970.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and six month periods ended June 30, 2019 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2019

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets
Cash	$13,151	$56,823
Accounts and other receivables, net	27,248	24,553
Inventory	3,234	36,694
Prepaid expenses and deposits	4,013	27,997
Total Current Assets	47,646	146,067

Goodwill	505,508	505,508
Total Assets	$553,154	$651,575

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$975,999	$813,682
Current portion of deferred revenue	344,129	546,050
Convertible debentures, net of discount	508	-
Derivative liabilities	275,190	-
Total Current Liabilities	1,595,826	1,359,732

Deferred revenue, net of current portion	127,926	175,251
Total Liabilities	1,723,752	1,534,983

Commitment and contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 1,250,000 shares with $0.001 par value, 144,300 shares and no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively, aggregate liquidation preference of $132,636 as of June 30, 2019	1,642	-

Stockholders’ Deficit
Preferred stock: Authorized – 8,750,000 shares with $0.001 par value, no shares issued and outstanding	-	-
Common stock: Authorized - 375,000,000 shares with $0.001 par value issued and outstanding – 68,214,970 and 66,714,970 shares, respectively	68,215	66,715

Additional paid-in capital	10,499,745	10,426,245

Accumulated Deficit	(11,740,200)	(11,376,368)
Total Stockholders’ Deficit	(1,172,240)	(883,408)
Total Liabilities and Stockholders’ Deficit	$553,154	$651,575

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Sales, hardware and accessories	$110,802	$233,472	$270,972	$500,426
Sales, services	87,679	84,014	172,906	188,461
Total Revenues	198,481	317,486	443,878	688,887
Cost of goods sold	85,098	202,670	117,121	370,475
Gross Profit	113,383	114,816	326,757	318,412

Expenses:
Selling, general and administrative	138,774	171,376	308,642	410,506
Management and consulting fees	34,414	85,270	79,898	184,396
Payroll and related	100,180	155,587	189,709	331,560
Total Expenses	273,368	412,233	578,249	926,462
Loss Before Other Income (Expense)	(159,985)	(297,417)	(251,492)	(608,050)
Other Income (Expense):
Accretion of discounts on convertible debentures	-	(33,199)	-	(153,194)
Change in fair value of derivative liabilities	177,877	117,963	177,877	96,898
Gain on extinguishment of debt	-	-	-	39,407
Interest expense	(120,508)	(2,778)	(120,508)	(6,645)
Total Other Income (Expense), net	57,369	81,986	57,369	(23,534)

Net Loss	(102,616)	(215,431)	(194,123)	(631,584)
Accrued and deemed dividends on redeemable convertible preferred stock	(169,709)	-	(169,709)	-
Net loss attributable to common stockholders	(272,325)	(215,431)	(363,832)	(631,584)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	-	-	-	60,910
Comprehensive Loss	$(102,616)	$(215,431)	$(194,123)	$(570,674)
Basic and Diluted Loss per Common Share	$-	$-	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	68,214,970	49,635,933	67,680,440	47,431,518

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Statements of Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2018	-	$-	66,714,970	$66,715	$10,426,245	$-	$(11,376,368)	$(883,408)

Shares of common stock issued for cash	-	-	1,500,000	1,500	58,500	-	-	60,000

Net loss	-	-	-	-	-	-	(91,507)	(91,507)

Balance, March 31, 2019	-	-	68,214,970	68,215	10,484,745	-	(11,467,875)	(914,915)

Shares of Series A preferred stock for cash, net of costs and discounts	144,300	–	-	-	-	-	-	-

Accrued dividends on Series A preferred stock	-	1,642	-	-	-	-	(1,642)	(1,642)

Deemed dividends on Series A preferred stock	-	-	-	-	-	-	(168,067)	(168,067)

Stock-based compensation	-	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	-	(102,616)	(102,616)

Balance, June 30, 2019	144,300	$1,642	68,214,970	$68,215	$10,499,745	$-	$(11,740,200)	$(1,172,240)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2017	-	$-	39,214,517	$39,215	$8,854,491	$(60,910)	$(10,223,288)	$(1,390,492)

Stock-based compensation	-	-	-	-	4,849	-	-	4,849

Shares of common stock issued for cash	-	-	7,777,778	7,778	592,222	-	-	600,000

Shares of common stock issued for services	-	-	225,000	225	22,275	-	-	22,500

Shares of common stock issued for debenture conversion	-	-	806,916	807	55,193	-	-	56,000

Removal of accumulated other comprehensive loss	-	-	-	-	-	60,910	-	60,910

Net loss	-	-	-	-	-	-	(416,153)	(416,153)

Balance, March 31, 2018	-	-	48,024,211	48,025	9,529,030	-	(10,639,441)	(1,062,386)

Stock-based compensation	-	-	-	-	2,746	-	-	2,746

Shares of common stock issued for cash	-	-	3,333,333	3,333	196,667	-	-	200,000

Shares of common stock issued for services	-	-	1,250,001	1,250	48,750	-	-	50,000

Net loss	-	-	-	-	-	-	(215,431)	(215,431)

Balance, June 30, 2018	-	$-	52,607,545	$52,608	$9,777,193	$-	$(10,854,872)	$(1,025,071)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(194,123)	$(631,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	120,000	153,194
Change in fair value of derivative liabilities	(177,877)	(96,898)
Depreciation	-	2,853
Gain on extinguishment of debt	-	(39,407)
Shares issued for services	-	10,864
Stock-based compensation	34,500	7,595
Changes in operating assets and liabilities:
Accounts and other receivables	(2,695)	(131,729)
Inventory	33,460	(31,753)
Prepaid expenses and deposits	4,484	25,700
Accounts payable and accrued liabilities	162,825	10,528
Deferred revenue	(249,246)	40,660
Net Cash Used in Operating Activities	(268,672)	(679,977)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	-	(14,578)
Proceeds from issuance of common stock	60,000	800,000
Proceeds from convertible debentures, net	40,000	-
Proceeds from issuance of preferred stock, net	125,000	-
Net Cash Provided by Financing Activities	225,000	785,422

Effect of Foreign Exchange Rate Changes on Cash	-	60,910

Change in Cash and Restricted Cash	(43,672)	166,355
Cash and Restricted Cash, Beginning of Period	56,823	53,638
Cash and Restricted Cash, End of Period	$13,151	$219,993
Non-cash Investing and Financing Activities:
Discount on convertible debt for derivative liabilities	$50,000	$-

Shares of common stock issued for prepaid services	$-	$56,734

Conversion of convertible debenture and accrued interest to shares of common stock	$-	$56,000
Deemed dividend for preferred stock	$169,709	$-
Discount on preferred stock	$125,000	$-
Original issue discount on convertible debt	$8,500	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2019

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the six months ended June 30, 2019 and 2018, has a working capital deficit of $1,548,180 and an accumulated deficit of $11,740,200 as of June 30, 2019, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

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

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful life and recoverability of equipment, impairment of goodwill, fair value of stock-based compensation, derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded as of June 30, 2019 and December 31, 2018.

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

See Note 4 for fair value measurement information related to the Company’s derivative liabilities.

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

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue upon the transfer of control of the products or services. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers. Services include vehicle tracking services and customer support (technical support), installations and consulting. A contract may include both product and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. For arrangements under which the Company provides vehicle tracking services, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred revenues are recorded when cash payments are received from customers in advance of the Company’s performance. Deferred revenues totaled $472,055 and $721,301 as of June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, the Company recorded total proceeds of $169,969 and recognized total revenues of $419,215 related to deferred revenue arrangements. During the six months ended June 30, 2019, the Company recognized revenues of $377,942 related to deferred revenues outstanding as of December 31, 2018 as the services were performed.

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

Stock-based Compensation

The Company accounts for stock-based payments in accordance with stock-based payment accounting guidance which requires all stock-based payments to be recognized based upon their fair values. The fair value of stock-based awards is estimated at the grant date using the Black-Scholes Option Pricing Model (“Black-Scholes”) and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value using Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company accounts for forfeitures of unvested awards as they occur.

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of June 30, 2019 and 2018, the Company has 20,286,739 and 8,089,673 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the period ended March 31, 2018, comprehensive income (loss) consists of foreign currency translation gains and losses.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, “Compensation-Stock Compensation” , to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements.

3. Convertible Debentures

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

(c)

On May 17, 2019, IGEN Network Corp. (the “Company”) entered into a Convertible Promissory Note (“Promissory Note”) with Crown Bridge Partners, LLC (the “Holder”) for a total principal amount of up to $150,000 with cash proceeds of up to $124,500, resulting in an Original Issue Discount of up to $25,500. The Promissory Note bears interest at 7% per annum (with the understanding that the first 12 months of interest of each tranche will be guaranteed). The maturity date is 18 months from the effective date of each payment.

The Conversion Price, as defined in the agreement, is the lesser of (i) the lowest Trading Price (as defined below) during the previous 25 Trading Day period ending on the latest complete Trading Day prior to the date of this Note or (ii) the Variable Conversion Price (as defined herein). The Variable Conversion Price means the lowest one Trading Price (as defined below) for the common stock during the 25 Trading Day period ending on the last complete Trading Day prior to the Conversion Date. Trading Price means, for any security as of any date, the lesser of the (i) lowest traded price and (ii) lowest closing bid price. Based on the Company’s examination of the conversion feature and the relative accounting guidance, the Company has determined that the conversion feature should be treated as a derivative liability for accounting purposes.

Additionally, if at any time while the Promissory Note is outstanding, the Conversion Price is equal to or lower than $0.025, then an additional $10,000 will be automatically added to the principal balance of each tranche funded under the Note. During the period ended June 30, 2019, $10,000 was added to the principal balance for the first tranche.

In connection with the Promissory Note, the Company also entered into a Securities Purchase Agreement with the Holder which states that the Company will also issue to the Holder a warrant to purchase an amount of shares of its common stock equal to 50% of the face value of each respective tranche divided by $0.10 (for illustrative purposes, the first tranche face value is equal to $50,000, which resulted in the issuance of a warrant to purchase 250,000 shares of the Company’s common stock).

Per the terms of the Common Stock Purchase Warrant agreement, on May 17, 2019, the Company issued a warrant to purchase 250,000 shares of common stock with an Exercise Price of $0.10 subject to adjustment (standard anti-dilution features). If the Market Price of one shares of common stock is greater than the Exercise Price, the Holder may elect to receive Warrant Shares pursuant to cashless exercise, in lieu of cash exercise, per a defined formula in the agreement.

The first tranche funded on May 17, 2019 and the Company received $40,000 in net cash proceeds, after paying $1,500 of direct funding costs. The related principal amount due for the first tranche was $50,000. For the first tranche, using the Black-Scholes Option Pricing Model, the Company computed the estimated fair value of the embedded conversion feature to be $160,000 and recorded a related derivative liability. Related to the derivative liability, the bonus interest, and the direct financing costs, the Company recorded a full debt discount of $60,000 for the Promissory Note which will be amortized to interest expense over the term of the Promissory Note using the effective interest method and an additional $110,000 directly to interest expense. During the six months ended June 30, 2019, the Company recorded $2 of interest expense related to the amortization of the debt discount. The Company expects to record additional amortization expense of $96 during the year ending December 31, 2019 and expects to record amortization expense of $59,902 during the year ending December 31, 2020 under the effective interest method. As of June 30, 2019 the Company revalued the derivative liability related to the embedded conversion feature using the Black-Scholes Option Pricing Model, noting a value of $121,012. During the period ended June 30, 2019 the Company recorded a gain related to the change in the fair value of the derivative liability totaling $38,988.

4. Derivative Liabilities

During the six months ended June 30, 2019, the Company issued a convertible debenture and series A preferred stock with variable exercise prices based on market rates. The Company records the fair value of its conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities are revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations and comprehensive loss. As of June 30, 2019, the Company had derivative liabilities of $275,190, relating to the conversion features. The Company uses the Black-Scholes Option Pricing Model to fair value the derivative liabilities. The following inputs and assumptions were used to value the derivative liabilities outstanding during the six months ended June 30, 2019, assuming no expected dividends:

June 30, 2019
Expected volatility	227 – 254%
Risk free interest rate	1.81 – 2.34%
Expected life (in years)	1.3 – 1.5

During the six months ended June 30, 2019, the Company recorded a gain on the change in fair value of derivative liabilities of $177,877.

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of June 30.

Level 3 Carrying Value as of June 30, 2019
Derivative liabilities:
Embedded conversion feature – convertible debt	$121,012
Embedded conversion feature – preferred stock	154,178
$275,190

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Six Months Ended June 30, 2019
Embedded Conversion Features – Common Debt
Balances, as of the beginning of the year	$-
Derivative liabilities recorded upon issuance of debt instrument	160,000
Net changes in fair value included in net loss	(38,988)
Ending balance	$121,012

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$-
Derivative liabilities recorded upon issuance of preferred stock	293,067
Net changes in fair value included in net loss	(138,889)
Ending balance	$154,178

Total ending balance	$275,190

5. Related Party Transactions

(a)	During the six months ended June 30, 2019 and 2018, the Company incurred $59,215 and $89,045, respectively, in management and consulting fees to officers and a Company controlled by a director.

(b)

As of June 30, 2019 and December 31, 2018, the Company owed $136,036 and $136,036, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(c)

During the six months ended June 30, 2019 and 2018, the Company incurred $53,155 and $30,447, in purchases of hardware from a vendor controlled by a director of the Company. As of June 30, 2019 and December 31, 2018, the amounts owed to this related-party vendor were $96,219 and $101,598, respectively.

6. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock.

On April 9, 2019 and separately on Jun 11, 2019, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. On April 9, 2019, the Company issued 86,000 shares for net proceeds of $75,000 (after deducting $3,000 of direct legal costs) and on June 11, 2019, the Company issued 58,300 shares for net proceeds of $50,000 (after $3,000 deduction of direct legal costs).

Rights and Privileges of the Series A Preferred Stock

•	Voting – Series A Preferred Stock holders have no voting rights
•	Dividends – 8% cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. (increases to 22% for an event of default)
•	Redemption – Company has the right to redeem the shares from the issuance date through 270 days following the issuance date using the table noted in the Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock agreement. After 270 days, except for the Mandatory Redemption, the Company does not have the right to redeem the shares.
•	Mandatory Redemption – 18 months after the Issuance Date or upon the occurrence of an Event of Default, the Company is required to redeem all of the shares of Series A Preferred Stock of the Holder. The Company shall make a cash payment in an amount equal to the total number of shares of Series A Preferred Stock held by the Holder multiplied by the then current Stated Value as adjusted (including but not limited to the addition of any accrued unpaid dividends and the Default Adjustment
•	Conversion – At any time after 6 months following the Issuance Date, the Holder may convert all or any part of the outstanding Series A Preferred Stock into shares of Common Stock. The Variable Conversion Price is defined as 75% of the the Market Price. The Market Price is defined as the average of the 3 lowest Trading Prices for the Common Stock during the 15 day Trading Period ending on the last complete Trading Day prior to the Conversion Date.
•	Default Adjustments – Upon the occurrence of any Event of Default, the Stated Value will be increased between 150% and 200%, depending on the Event of Default.

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Black-Scholes Option Pricing Model on the date of issuance, on the date of each conversion notice, and will remeasure the fair value at each reporting period. On the issuance dates of the series A preferred stock during the six months ended June 30, 2019, the combined estimated fair value of the conversion features were determined to be $293,067. In connection with the fair value of the derivative liability, the Company recorded a total discount to the series A preferred stock of $125,000 and also recorded a deemed distribution of $168,067. During the period ended June 30, 2019, the Company additionally recorded accrued dividends of $1,636 and a deemed dividend of $6 related to the accretion of the discount using the effective interest method. The Company expects to record additional accretion expense or deemed dividends of $289 for during the year ending December 31, 2019 and expects to record additional accretion expense or deemed dividends of $130,706 for the year ending December 31, 2020.

Common Stock

2019

(a)	During the six months ended June 30, 2019, the Company sold 1,500,000 shares of common stock for proceeds of $60,000.

2018

(a)	On January 1, 2018, the Company issued 274,020 shares of common stock with a fair value of $27,402 based on the closing price of the Company’s common stock for consulting services.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

(d)

On February 28, 2018, the Company issued 806,916 shares of common stock with a fair value of $56,000 for the extinguishment of $50,000 of principal, $6,000 of accrued interest, and $39,407 of derivative liability related to one of the Company’s convertible debt instruments. The Company recognized a gain on extinguishment of debt of $39,407.

(e)

On May 21, 2018, the Company issued 1,250,000 shares of common stock with a fair value of $50,000 for board of director services, which will be provided over a one-year period. During the six months ended June 30, 2019 and 2018, the Company recorded expenses of $19,500 and $5,500, respectively under this arrangement. As of June 30, 2019, all services have been provided.

(f)	On June 1, 2018, the Company issued 3,333,333 shares of common stock for $0.06 per share for proceeds of $200,000.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2018	3,899,673	0.20
Issued	250,000	0.10
Expired	(147,059)	0.35
Balance, June 30, 2019	4,002,614	$0.19

As of June 30, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
500,000	$0.12	June 1, 2020
2,222,222	$0.23	February 23, 2022
250,000	$0.10	May 17, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
4,002,614

8. Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2018	4,190,000	$0.16
Granted	1,500,000	0.04
Exercised	-	-
Cancelled / forfeited	-	-
Balance, June 30, 2019	5,690,000	$0.13	$-

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.04	1,500,000	4.9		0.04	-		-
	$0.08	250,000	3.3		0.08	250,000		0.08
	$0.13	1,425,000	2.9		0.13	1,425,000		0.13
	$0.16	225,000	1.6		0.16	225,000		0.16
	$0.19	2,270,000	1.2		0.19	2,270,000		0.19
Cdn$	0.25	20,000	1.2	Cdn$	0.25	20,000	Cdn$	0.25
		5,690,000	2.4		$0.16	4,190,000		$0.16

During the six months ended June 30, 2019, the Company issued 1,500,000 shares to employees with an estimated fair value per share of $0.04 using the Black-Scholes Option Pricing Model with the following inputs, volatility of 243%, risk-free rate of 2.2%, and an expected term of 5 years. During the six months ended June 30, 2019 and 2018, the Company recorded $15,000 and $7,595, respectively, of stock-based compensation expense related to stock option grants. As of June 30, 2019, the Company had unrecognized compensation expense of $60,000 which will be recorded to operations over the next twelve months.

9. Segments

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

10. Concentration Risk

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

During the six months ended June 30, 2019 and 2018, the Company had two customers which accounted for 67% and 74%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of June 30, 2019 and December 31, 2018, the Company had four and three customers, respectively, which accounted for 99% and 93%, respectively, of the gross accounts receivable balance.

11. Commitments and Contingencies

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

12. Subsequent Events

The second tranche of the Promissory Note (see Note 7) funded on July 15, 2019 and the Company received $19,250 in net cash proceeds, after paying $1,500 of direct funding costs. The related principal amount due for the second tranche was $25,000 and is convertible based on the terms discussed in Note 7. In connection with the issuance of the second tranche of the Promissory Note, the Company issued a warrant to purchase 125,000 shares of common stock with an Exercise Price of $0.10 subject to adjustment (standard anti-dilution features).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and six-month period ended June 30, 2019. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three and six-month period ended June 30, 2018 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the six months of 2019, the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly-owned subsidiary Nimbo Tracking and direct to customer brands Medallion GPS and CU TRAK, both marketed through the Sprint IOT Factory platform.

Notable highlights of the six-month period ended June 30, 2019 include the following Company achievements:

1.	The Company achieved $443,878 in revenues at 74% gross profit margin and $326,757 gross profits
2.	The Company had a net loss of $194,123 for the six months ended June 30, 2019, a decrease of $437,461 over the same period in 2018 – significant progress for achieving profitability.
3.	The Company received Sprint IoT Factory Order to Manage Ride-Share Leased Vehicles on the Tri-Stare Area of New York.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of June 30, 2019, the Company’s current assets were $47,646, a significant decrease of 67% over the six-month period. Contributing to the net decrease to current assets was the net loss due to the reduction in sales during the period as a result of a loss of a major dealership group that generated higher revenues but lower gross margins. The Company expects to recover the dealership group in the second half of 2019 through its litigation process. Also, the Company is focusing its sales efforts in developing the CU Track product, which is the Company’s product for credit unions in Puerto Rico. The margins for these types of sales are much higher than average. Finally, for the many units that shipped in Q3 2018 to one auto group, the sell-through rate of those units to the final customers has been slower than anticipated.

Current liabilities increased $236,094, or 17%, over the six months, primarily due to the derivative liabilities that were established during the six months.

The Company finished the six months of 2019 with a working capital deficiency of $1,548,180, a deterioration of $334,515 over the six months. Of the total working capital deficiency, $344,129 is short-term deferred revenue liabilities that will convert to revenue. During the six months ended June 30, 2019, the Company raised $225,000 in cash proceeds from the sale of shares of the Company’s common stock, series A preferred stock, and a convertible promissory note. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Equity (Deficit)

The Company’s total assets as of June 30, 2019 were $553,154 a decrease of $98,421 over the six months. This decrease was commensurate with the respective changes in current assets previously discussed.

Total liabilities increased ($188,769 or 12%) over the six months. This increase was composed primarily of the $275,190 increase in derivative liabilities during the six months.

The above resulted in total stockholders’ deficit of $1,172,240, an increase of $288,832 from December 31, 2018. This change is a result of the net loss and deemed dividends for the six months ended June 30, 2019, offset by the $185,000 of cash proceeds from the sale of shares of the Company’s common stock during the three months.

As of the date of these financial statements, the Company requires additional capital to maintain adequate working capital and projected net revenues. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through equity financing in the both the near and medium term.

Results of Operations

Revenues and Net Loss For the Three Months Ended June 30, 2019

Revenues

The Company had revenues of $198,481 for the three months ended June 30, 2019, a 37% decrease over the similar period in 2018. Sales decrease was attributed to a breach of terms of a distributor which the Company expects to resolve during the 2019 reporting period.

The three-month gross profit of $113,383 was a 1% decrease from the same period in 2018.

Similarly, gross profit margin for the three months of 57% was an increase of 21% reported in the same period in 2018. The significant increase in gross profit margin is directly related to the Company's efforts to focus on renewals and high-margin transactions with its credit union customers.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the three months ended June 30, 2019 totaled $273,368 representing a 34% decrease reported in the same period in 2018. Included in other income (expenses) for the three months ended June 30, 2019 and 2018 is $177,877 and $117,963, respectively of change in fair value of derivative liabilities. During the three months ended June 30, 2019, the Company recorded $120,508 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative.

Net Loss

The Company had a net loss of $102,616 for the three months ended June 30, 2019, a decrease of $112,815 over the same period in 2018, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss For the Six Months Ended June 30, 2019

Revenues

The Company had revenues of $443,878 for the six months ended June 30, 2019, a 36% decrease over the similar period in 2018. Sales decrease was attributed to a breach of terms of a distributor which the Company expects to resolve during the 2019 reporting period.

The six-month gross profit of $326,757 was a 3% increase from the same period in 2018.

Similarly, gross profit margin for the six months of 74% was an increase of 28% reported in the same period in 2018. The significant increase in gross profit margin is directly related to the Company's efforts to focus on renewals and high-margin transactions with its credit union customers.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the six months ended June 30, 2019 totaled $578,249 representing a 38% decrease reported in the same period in 2018. Included in other income (expenses) for the six months ended June 30, 2019 and 2018 is $177,877 and $96,898, respectively of change in fair value of derivative liabilities. The Company also recorded a gain of $39,407 related to the settlement of debt for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company recorded $120,508 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiative.

Net Loss

The Company had a net loss of $194,123 for the six months ended June 30, 2019, a decrease of $437,461 over the same period in 2018, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw a decrease of $43,672 in cash over the six months ended June 30, 2019. Net cash of $268,672 used in operating activities was offset by net financing cash of $225,000 raised via private placements and from the issuance of convertible debt. Cash at the end of the period was $13,151.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. The conclusions of the Company’s principal officers was that the controls and procedures in place were effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months covered by this report and ended June 30, 2019, the following securities were sold or issued:

(a)	During the three months ended June 30, 2019, 144,300 shares of series A preferred stock for proceeds of $125,000.

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

IGEN Networks Corp

August 14, 2019	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

