Form 10-Q
period 2019-09-30
IGEN NETWORKS CORP
filed 2019-11-14
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019.

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

The number of shares of the registrant’s common stock issued and outstanding as of November 10, 2019 is 69,486,537.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and nine month periods ended September 30, 2019 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2019

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets
Cash	$36,867	$56,823
Accounts and other receivables, net	37,095	24,553
Inventory	20,894	36,694
Prepaid expenses and deposits	4,013	27,997
Total Current Assets	98,869	146,067

Goodwill	505,508	505,508
Total Assets	$604,377	$651,575

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$923,335	$813,682
Current portion of deferred revenue	345,628	546,050
Convertible debentures, net of discount	3,434	-
Derivative liabilities	1,042,024	-
Total Current Liabilities	2,314,421	1,359,732

Deferred revenue, net of current portion	122,292	175,251
Total Liabilities	2,436,713	1,534,983

Commitment and contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 1,250,000 shares with $0.001 par value, 202,600 shares and no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively, aggregate liquidation preference of $188,488 as of September 30, 2019	4,534	-

Stockholders’ Deficit
Preferred stock: Authorized – 8,750,000 shares with $0.001 par value, no shares issued and outstanding	-	-
Common stock: Authorized - 375,000,000 shares with $0.001 par value issued and outstanding – 68,364,970 and 66,714,970 shares, respectively	68,365	66,715

Additional paid-in capital	10,520,595	10,426,245

Accumulated Deficit	(12,425,830)	(11,376,368)
Total Stockholders’ Deficit	(1,836,870)	(883,408)
Total Liabilities and Stockholders’ Deficit	$604,377	$651,575

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Sales, hardware and accessories	$66,166	$300,074	$337,138	$800,500
Sales, services	83,841	84,403	256,747	272,864
Total Revenues	150,007	384,477	593,885	1,073,364
Cost of goods sold	71,732	115,321	188,853	485,796
Gross Profit	78,275	269,156	405,032	587,568

Expenses:
Selling, general and administrative	129,532	201,073	438,174	611,579
Management and consulting fees	63,375	76,458	143,273	260,854
Payroll and related	61,596	151,100	251,305	482,660
Total Expenses	254,503	428,631	832,752	1,355,093
Loss Before Other Income (Expense)	(176,228)	(159,475)	(427,720)	(767,525)
Other Income (Expense):
Accretion of discounts on convertible debentures	-	(6,700)	-	(159,894)
Change in fair value of derivative liabilities	(94,122)	(21,984)	83,765	74,914
Gain on extinguishment of debt	-	10,792	-	50,199
Interest expense	(365,232)	(1,146)	(485,740)	(7,791)
Total Other Expense, net	(459,354)	(19,038)	(401,975)	(42,572)

Net Loss	(635,582)	(178,513)	(829,695)	(810,097)
Accrued and deemed dividends on redeemable convertible preferred stock	(47,167)	-	(216,876)	-
Net loss attributable to common stockholders	(682,749)	(178,513)	(1,046,571)	(810,097)
Other Comprehensive Income (Loss):
Foreign currency translation gain (loss)	-	-	-	60,910
Comprehensive Loss	$(635,582)	$(178,513)	$(829,695)	$(749,187)
Basic and Diluted Loss per Common Share	$(0.01)	$-	$(0.02)	$(0.02)
Weighted Average Number of Common Shares Outstanding	68,289,970	58,898,128	67,885,849	51,807,019

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Statements of Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2018	-	$-	66,714,970	$66,715	$10,426,245	$-	$(11,376,368)	$(883,408)

Shares of common stock issued for cash	-	-	1,500,000	1,500	58,500	-	-	60,000

Net loss	-	-	-	-	-	-	(91,507)	(91,507)

Balance, March 31, 2019	-	-	68,214,970	68,215	10,484,745	-	(11,467,875)	(914,915)

Shares of Series A preferred stock for cash, net of costs and discounts	144,300	–	-	-	-	-	-	-

Accrued dividends on Series A preferred stock	-	1,642	-	-	-	-	(1,642)	(1,642)

Deemed dividends on Series A preferred stock	-	-	-	-	-	-	(168,067)	(168,067)

Stock-based compensation	-	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	-	(102,616)	(102,616)

Balance, June 30, 2019	144,300	1,642	68,214,970	68,215	10,499,745	-	(11,740,200)	(1,172,240)

Shares of Series A preferred stock for cash, net of costs and discounts	58,300	-	-	-	-	-	-	-

Accrued dividends on Series A preferred stock	-	2,891	-	-	-	-	(2,891)	(2,891)

Deemed dividends on Series A preferred stock	-	-	-	-	-	-	(47,167)	(47,167)

Stock-based compensation	-	-	150,000	150	20,850	-	-	21,000

Net loss	-	-	-	-	-	-	(635,572)	(635,572)

Balance, September 30, 2019	202,600	$4,533	68,364,970	$68,365	$10,520,595	$-	$(12,425,830)	$(1,836,870)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2017	-	$-	39,214,517	$39,215	$8,854,491	$(60,910)	$(10,223,288)	$(1,390,492)

Stock-based compensation	-	-	-	-	4,849	-	-	4,849

Shares of common stock issued for cash	-	-	7,777,778	7,778	592,222	-	-	600,000

Shares of common stock issued for services	-	-	225,000	225	22,275	-	-	22,500

Shares of common stock issued for debenture conversion	-	-	806,916	807	55,193	-	-	56,000

Removal of accumulated other comprehensive loss	-	-	-	-	-	60,910	-	60,910

Net loss	-	-	-	-	-	-	(416,153)	(416,153)

Balance, March 31, 2018	-	-	48,024,211	48,025	9,529,030	-	(10,639,441)	(1,062,386)

Stock-based compensation	-	-	-	-	2,746	-	-	2,746

Shares of common stock issued for cash	-	-	3,333,333	3,333	196,667	-	-	200,000

Shares of common stock issued for services	-	-	1,250,001	1,250	48,750	-	-	50,000

Net loss	-	-	-	-	-	-	(215,431)	(215,431)

Balance, June 30, 2018	-	-	52,607,545	52,608	9,777,193	-	(10,854,872)	(1,025,071)

Stock-based compensation	-	-	-	-	850	-	-	850

Shares of common stock issued for cash	-	-	4,375,000	4,375	165,219	-	-	169,594

Shares of common stock used for convertible debt	-	-	3,055,475	3,055	144,253	-	-	147,308

Shares of common stock issued for services	-	-	49,020	49	4,853	-	-	4,902

Net loss	-	-	-	-	-	-	(178,513)	(178,513)

Balance, September 30, 2018	-	$-	60,087,040	$60,087	$10,092,368	$-	$(11,033,385)	$(880,930)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(829,695)	$(810,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	482,579	159,894
Change in fair value of derivative liabilities	(83,765)	(74,914)
Depreciation	-	2,853
Gain on extinguishment of debt	-	(50,199)
Shares issued for services	6,000	45,413
Stock-based compensation	49,500	8,445
Changes in operating assets and liabilities:
Accounts and other receivables	(12,542)	(233,736)
Inventory	15,800	(33,500)
Prepaid expenses and deposits	4,484	17,900
Accounts payable and accrued liabilities	109,814	1.530
Deferred revenue	(253,381)	(3,240)
Net Cash Used in Operating Activities	(511,206)	(969,701)
Cash Flows from Investing Activities
Purchase of equipment	-	(747)
Net Cash Used in Investing Activities	-	(747)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	-	(75,000)
Proceeds from issuance of common stock	60,000	969,593
Proceeds from convertible debentures, net	253,250	-
Proceeds from issuance of preferred stock, net	178,000	-
Net Cash Provided by Financing Activities	491,250	894,593

Effect of Foreign Exchange Rate Changes on Cash	-	60,910

Change in Cash and Restricted Cash	(19,956)	(14,945)
Cash and Restricted Cash, Beginning of Period	56,823	53,638
Cash and Restricted Cash, End of Period	$36,867	$38,693
Non-cash Investing and Financing Activities:
Discount on convertible debt for derivative liabilities	$315,000	$6,698

Shares of common stock issued for prepaid services	$-	$77,402

Conversion of convertible debenture and accrued interest to shares of common stock	$-	$203,309
Deemed dividend for preferred stock	$219,767	$-
Discount on preferred stock	$175,000	$-
Original issue discount on convertible debt	$33,500	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2019

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows during the nine months ended September 30, 2019 and 2018, has a working capital deficit of $2,215,552 and an accumulated deficit of $12,425,830 as of September 30, 2019, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2018. Which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financials statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019, or for any future period.

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

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded as of September 30, 2019 and December 31, 2018.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of September 30, 2019. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

Deferred revenues are recorded when cash payments are received from customers in advance of the Company’s performance. Deferred revenues totaled $467,920 and $721,301 as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company recorded total proceeds of $268,728 and recognized total revenues of $567,974 related to deferred revenue arrangements. During the nine months ended September 30, 2019, the Company recognized revenues of $469,230 related to deferred revenues outstanding as of December 31, 2018 as the services were performed.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. During 2018, the Company recorded $60,910 of accumulated other comprehensive income associated with its Canadian Subsidiary that was dissolved.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of September 30, 2019 and 2018, the Company has 27,584,680 and 9,746,339 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the period ended September 30, 2018, comprehensive income (loss) consists of foreign currency translation gains and losses.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, “Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting” which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, “Compensation-Stock Compensation”, to include share-based payment transactions for acquiring goods and services from nonemployees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers”. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements.

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

During the quarter ended June 30, 2019, the Company received $40,000 in net cash proceeds, after paying $1,500 of direct funding costs. The related principal amount due for the first tranche was $50,000. For the first tranche, using the Black-Scholes Option Pricing Model, the Company computed the estimated fair value of the embedded conversion feature to be $160,000 and recorded a related derivative liability. Related to the derivative liability, the bonus interest, and the direct financing costs, the Company recorded a full debt discount of $60,000 for the Promissory Note which will be amortized to interest expense over the term of the Promissory Note using the effective interest method and an additional $110,000 directly to interest expense.

During the quarter ended September 30, 2019, the Company received $213,250 in net cash proceeds, after paying $6,750 of direct funding costs. The related principal amount due for the convertible debt instrument entered into during the quarter ended September 30, 2019 was $255,000. Using the Black-Scholes Option Pricing Model, the Company computed the estimated fair value of the embedded conversion features to be $575,556 and recorded the related derivative liabilities. Related to the derivative liabilities, the bonus interest, and the direct financing costs, the Company recorded full debt discounts totaling $255,000 for the Promissory Notes which will be amortized to interest expense over the term of the Promissory Notes using the effective interest method and an additional $82,000 directly to interest expense.

Related to the Promissory Notes issued during the quarter ended September 30, 2019, the Company issued warrants to purchase a total of 525,000 shares of common stock with an Exercise Price of $0.10 subject to adjustment (standard anti-dilution features). If the Market Price of one shares of common stock is greater than the Exercise Price, the Holder may elect to receive Warrant Shares pursuant to cashless exercise, in lieu of cash exercise, per a defined formula in the agreement.

During the nine months ended September 30, 2019, the Company recorded $23 of interest expense related to the amortization of the debt discounts. The Company expects to record additional amortization expense of $146 during the year ending December 31, 2019, expects to record amortization expense of $151,573 during the year ending December 31, 2020, and expects to record amortization expense of $153,322 during the year ended December 31, 2021 under the effective interest method. As of September 30, 2019 the Company revalued the derivative liabilities related to the embedded conversion features using the Black-Scholes Option Pricing Model, noting a total value of $636,824.

4. Derivative Liabilities

During the nine months ended September 30, 2019, the Company issued a convertible debenture and series A preferred stock with variable exercise prices based on market rates. The Company records the fair value of its conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities are revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statement of operations and comprehensive loss. As of September 30, 2019, the Company had derivative liabilities of $1,042,024, relating to the conversion features. The Company uses the Black-Scholes Option Pricing Model to fair value the derivative liabilities. The following inputs and assumptions were used to value the derivative liabilities outstanding during the nine months ended September 30, 2019, assuming no expected dividends:

September 30, 2019
Expected volatility	228 – 264%
Risk free interest rate	1.65 – 2.34%
Expected life (in years)	1.0 – 1.5

During the nine months ended September 30, 2019, the Company recorded a net gain on the change in fair value of derivative liabilities of $83,765.

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of September 30.

Level 3 Carrying Value as of September 30, 2019
Derivative liabilities:
Embedded conversion feature – convertible debt	$636,824
Embedded conversion feature – preferred stock	405,200
$1,042,024

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Nine Months Ended September 30, 2019
Embedded Conversion Features – Common Debt
Balances, as of the beginning of the year	$-
Derivative liabilities recorded upon issuance of debt instrument	735,556
Net changes in fair value included in net loss	(98,732)
Ending balance	$636,824

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$-
Derivative liabilities recorded upon issuance of preferred stock	390,233
Net changes in fair value included in net loss	14,967
Ending balance	$405,200

Total ending balance	$1,042,024

5. Related Party Transactions

(a)

During the nine months ended September 30, 2019 and 2018, the Company incurred $106,384 and $137,473, respectively, in management and consulting fees to officers and a Company controlled by a director.

(b)

As of September 30, 2019 and December 31, 2018, the Company owed $180,800 and $136,036, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(c)

During the nine months ended September 30, 2019 and 2018, the Company incurred $91,595 and $31,205, in purchases of hardware from a vendor controlled by a director of the Company. As of September 30, 2019 and December 31, 2018, the amounts owed to this related-party vendor were $44,764 and $101,598, respectively.

6. Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock.

On April 9, 2019 and separately on June 11, 2019, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. On April 9, 2019, the Company issued 86,000 shares for net proceeds of $75,000 (after deducting $3,000 of direct legal costs) and on June 11, 2019, the Company issued 58,300 shares for net proceeds of $50,000 (after $3,000 deduction of direct legal costs).

On September 17, 2019, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 58,300 shares of net proceeds of $50,000 (after $3,000 deduction of direct legal costs).

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Black-Scholes Option Pricing Model on the date of issuance, on the date of each conversion notice, and will remeasure the fair value at each reporting period. On the issuance dates of the series A preferred stock during the nine months ended September 30, 2019, the combined estimated fair value of the conversion features were determined to be $390,233. In connection with the fair value of the derivative liability, the Company recorded a total discount to the series A preferred stock of $184,000 and also recorded a deemed distribution of $215,234. During the period ended September 30, 2019, the Company additionally recorded accrued dividends of $4,487 and a deemed dividend of $46 related to the accretion of the discount using the effective interest method. The Company expects to record additional accretion expense or deemed dividends of $257 for during the year ending December 31, 2019, expects to record additional accretion expense or deemed dividends of $141,945 for the year ending December 31, 2020, and expects to record additional accretion expense or deemed dividends of $41,753 for the year ending December 31, 2021.

Common Stock

2019

(a)	During the nine months ended September 30, 2019, the Company sold 1,500,000 shares of common stock for proceeds of $60,000.
(b)	During the nine months ended September 30, 2019, the Company issued 150,000 shares of common stock for services valued at $6,000.

2018

(a)	On January 1, 2018, the Company issued 274,020 shares of common stock with a fair value of $27,402 based on the closing price of the Company’s common stock for consulting services.

(b)	On January 22, 2018, the Company issued 2,777,778 shares of common stock of $0.07 per share for proceeds of $200,000.

(c)	On January 29, 2018, the Company issued 5,000,000 shares of common stock at $0.08 per share for proceeds of $400,000.

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

(f)	On June 1, 2018, the Company issued 3,333,333 shares of common stock for $0.06 per share for proceeds of $200,000.

(g)	On July 10, 2018, the Company issued 1,875,000 shares of common stock at $0.04 per share for proceeds of $75,000.

(h)	On July 20, 2018, the Company issued 2,000,000 shares of common stock at $0.04 per share for proceeds of $75,604.

(i)	On July 25, 2018, the Company issued 500,000 shares of common stock at 40.04 per share for proceeds of $18,989.

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

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2018	3,899,673	0.20
Issued	775,000	0.10
Expired	(147,059)	0.35
Balance, September 30, 2019	4,527,614	$0.18

As of September 30, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
500,000	$0.12	June 1, 2020
2,222,222	$0.23	February 23, 2022
775,000	$0.10	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
4,527,614

8. Stock Options

The following table summarizes the continuity schedule of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2018	4,190,000	$0.16
Granted	1,500,000	0.04
Exercised	-	-
Cancelled / forfeited	-	-
Balance, September 30, 2019	5,690,000	$0.13	$-

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.04	1,500,000	4.9		0.04	-		-
	$0.08	250,000	3.3		0.08	250,000		0.08
	$0.13	1,425,000	2.9		0.13	1,425,000		0.13
	$0.16	225,000	1.6		0.16	225,000		0.16
	$0.19	2,270,000	1.2		0.19	2,270,000		0.19
Cdn$	0.25	20,000	1.2	Cdn$	0.25	20,000	Cdn$	0.25
		5,690,000	2.4		$0.16	4,190,000		$0.16

During the nine months ended September 30, 2019, the Company issued 1,500,000 shares to employees with an estimated fair value per share of $0.04 using the Black-Scholes Option Pricing Model with the following inputs, volatility of 243%, risk-free rate of 2.2%, and an expected term of 5 years. During the nine months ended September 30, 2019 and 2018, the Company recorded $30,000 and $7,595, respectively, of stock-based compensation expense related to stock option grants. As of September 30, 2019, the Company had unrecognized compensation expense of $45,000 which will be recorded to operations over the next nine months.

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

During the nine months ended September 30, 2019 and 2018, the Company had one and two customers which accounted for 24% and 65%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of September 30, 2019 and December 31, 2018, the Company had three and three customers, respectively, which accounted for 99% and 93%, respectively, of the gross accounts receivable balance.

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

12. Subsequent Events

On October 1, 2019, the Company entered into a convertible promissory note with an investor with a principal amount of $44,000. Proceeds to the Company totaled $37,500 after consideration of the original issue discount of $4,000 and $500 in fees. The terms of conversion are similar to the instruments described in Note 3. Additionally, the Company issued the holder 100,000 shares of common stock as a commitment fee, valued at $5,000 and will be recorded as a component of the related debt discount.

On October 22, 2019, a holder of the Series A Preferred Stock converted shares of Series A Preferred stock and accrued interest into 477,064 shares of common stock.

On October 31, 2019, a holder of the Series A Preferred Stock converted shares of Series A Preferred stock and accrued interest into 544,503 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and nine-month period ended September 30, 2019. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three and nine-month period ended September 30, 2018 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the nine months of 2019, the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly-owned subsidiary Nimbo Tracking and direct to customer brands Medallion GPS and CU TRAK, all three brands are marketed through the Sprint IOT Factory platform.

Notable highlights of the nine-month period ended September 30, 2019 include the following Company achievements:

The Company achieved $593,885 in revenues at 68% gross profit margin and $405,032 gross profits

The Company receives Sprint IoT Factory orders to manage Ride-Share leased vehicles in the Tri-State Area of New York

The Company launched CU Trak, a white-labelled product for Sprint targeted for Credit Unions at the Inclusiv Annual Conference bringing together over 300 Credit Unions from the continental US

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of September 30, 2019, the Company’s current assets were $98,869, a significant decrease of 32% over the nine-month period. Contributing to the net decrease to current assets was the reduction in sales during the period as a result of a breach of contract of one of its distributors. The Company expects to recover this loss business or receive monetary proceeds from settlement in 2020. The Company continues to focus its sales efforts on higher-margin opportunities across the Sprint IoT Platform for all Company brands that market to automotive dealerships, credit unions, and light-commercial fleets.

Current liabilities increased $954,689, or 70%, over the nine months, primarily due to the derivative liabilities that were established during the nine months.

The Company finished the nine months of 2019 with a working capital deficiency of $2,215,552, a deterioration of $1,001,887 over the nine months. Of the total working capital deficiency, $345,628 is short-term deferred revenue liabilities that will convert to revenue. During the nine months ended September 30, 2019, the Company raised $491,250 in cash proceeds from the sale of shares of the Company’s common stock, series A preferred stock, and convertible promissory notes. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Equity (Deficit)

The Company’s total assets as of September 30, 2019 were $604,377 a decrease of $47,198 over the nine months. This decrease was commensurate with the respective changes in current assets previously discussed.

Total liabilities increased ($901,730 or 59%) over the nine months. This increase was composed primarily of the $1,042,024 increase in derivative liabilities during the nine months.

The above resulted in total stockholders’ deficit of $1,836,870, an increase of $953,462 from December 31, 2018. This change is a result of the net loss and deemed dividends for the nine months ended September 30, 2019, offset by the $491,250 of cash proceeds from the sale of shares of the Company’s common stock, series A preferred stock, and convertible promissory notes during the nine months.

As of the date of these financial statements, the Company requires additional capital to maintain adequate working capital and projected net revenues. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital to fund growth and achieve profitability.

Results of Operations

Revenues and Net Loss For the Three Months Ended September 30, 2019

Revenues

The Company had revenues of $150,007 for the three months ended September 30, 2019, a 61% decrease over the similar period in 2018. Sales decrease was attributed to a breach of terms of a distributor which the Company expects to resolve in 2020.

The three-month gross profit of $78,275 was a 71% decrease from the same period in 2018.

Similarly, gross profit margin for the three months of 52% was a decrease of 18% reported in the same period in 2018. The decrease in gross profit margin is directly related to the Company's efforts to focus on renewals and high-margin transactions across all Company brands.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the three months ended September 30, 2019 totaled $254,503 representing a 41% decrease reported in the same period in 2018. Included in other income (expenses) for the three months ended September 30, 2019 and 2018 is $(94,122) and $(21,984), respectively of change in fair value of derivative liabilities. During the three months ended September 30, 2019, the Company recorded $365,232 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiatives.

Net Loss

The Company had a net loss of $635,582 for the three months ended September 30, 2019, an increase of $457,069 over the same period in 2018, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss For the Nine Months Ended September 30, 2019

Revenues

The Company had revenues of $593,885 for the nine months ended September 30, 2019, a 45% decrease over the similar period in 2018. Sales decrease was attributed to a breach of terms of a distributor which the Company expects to resolve during the 2020 reporting period.

The nine-month gross profit of $405,032 was a 31% decrease from the same period in 2018.

Similarly, gross profit margin for the nine months of 68% was an increase of 13% reported in the same period in 2018. The significant increase in gross profit margin is directly related to the Company's efforts to focus on renewals and high-margin transactions.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the nine months ended September 30, 2019 totaled $832,752 representing a 39% decrease reported in the same period in 2018. Included in other income (expenses) for the nine months ended September 30, 2019 and 2018 is $83,765 and $74,914, respectively of change in fair value of derivative liabilities. The Company also recorded a gain of $50,199 related to the settlement of debt for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company recorded $485,740 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiatives.

Net Loss

The Company had a net loss of $829,695 for the nine months ended September 30, 2019, an increase of $19,598 over the same period in 2018, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw a decrease of $19,956 in cash over the nine months ended September 30, 2019. Net cash of $511,206 used in operating activities was offset by net financing cash of $491,250 raised via private placements and from the issuance of convertible debt. Cash at the end of the period was $36,867.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. The conclusions of the Company’s principal officers was that the controls and procedures in place were effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months covered by this report and ended September 30, 2019, the following securities were sold or issued:

(a)	During the three months ended September 30, 2019, 58,300 shares of series A preferred stock for proceeds of $50,000.

(b)	During the three months ended September 30, 2019, the company issued 150,000 shares of common stock for services valued at $6,000.

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

IGEN Networks Corp

November 14, 2019	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

