Form 10-K
period 2019-12-31
IGEN NETWORKS CORP
filed 2020-05-29
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019.

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

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,031,000 based on the closing price of the common stock of $0.03

The number of shares of the registrant’s common stock outstanding as of May 26, 2020 was 688,173,645.

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

The Company’s principal business is the development and marketing of software services for the automotive and fleet management industry. The Company works with Sprint and its distribution partners to provide direct and secure access to information on vehicle assets and driver performance. The software services are based on the AWS Cloud Infrastructure delivered to customers over the wireless network and accessed from consumer mobile or desktop devices. The software services are marketed through automotive dealers, financial institutions, and government channels as IGEN commercial and consumer brands: Nimbo Tracking, CU Trak, and Medallion GPS PRO.

As of December 31, 2019:

i)	IGEN had a 100% equity position in Nimbo Tracking LLC, a privately held US company based in Murrieta, CA
ii)	IGEN appointed Wireless Business Consultants (WBC) Sprint’s Master Agent for nationwide distribution
iii)	IGEN appointed REMCOOP for distribution and marketing for the Territory of Puerto Rico
iv)	IGEN took ownership of Digital Telematics Signature (DTC) patent for greater accuracy in measuring driver performance
v)	IGEN launched Medallion GPS PRO for Light-Commercial Fleets
vi)	IGEN had a software license and hardware supply agreements with Positioning Universal Inc.

The Company’s head office is located at 29970 Technology Drive, Suite 108, Murrieta CA 92563. Direct line is 844-332-5699.

The Company currently owns the DTC patent for normalization of driver behavior data for consistent and accurate measurement of driver performance regardless of asset-type or data source. The Company has secured trademarks and distribution licenses through increased ownership of privately held technology companies.

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

The Company’s executive management activities are undertaken by Directors of the Company on a contract basis. The Company also relies on subcontractors for product development, finance, legal, and other related professional services. On a consolidated basis, including the Company’s wholly-owned subsidiaries, the Company has 10 or less full time employees.

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

Item 3. Legal Proceedings

IGEN’s wholly-owned subsidiary Nimbo Tracking LLC., the plaintiff, has filed a lawsuit against SkyForce Technologies and its principle Mr Jim Kwon for breach-of-contract and loss of business. Trial date set for September 2020 with an estimated claim of $1.5M.

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

Holders

As of December 31, 2019, there were 73 registered shareholders of common shares, not including objecting beneficial owners.

Dividend Policy

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2019. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

Certain statements in this MD&A constitute forward-looking statements or forward-looking information within the meaning of applicable securities laws. You should carefully read the cautionary note in this MD&A regarding forward-looking statements and should not place undue reliance on any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”.

Additional information about the Company, including our most recent consolidated financial statements and our Annual Information Form, is available on our website at www.igen-networks.com, or on SEDAR at www.sedar.com and on EDGAR at www.sec.gov .

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

Overview

During 2019, the Company continues to focus on initiatives to control costs, grow revenue, expand its customer base, and develop new channels through its wholly-owned subsidiary Nimbo Tracking LLC and direct to customer brands Medallion GPS PRO and CU TRAK, all three brands are marketed through the Sprint IOT Factory platform.

Notable highlights of the year ended December 31, 2019 include the following Company achievements:

The Company achieved $723,819 in revenues at 41% gross profit margin and $295,788 gross profit.

The Company made significant progress in cost controls for a net loss of $479,073 compared to $1,175,320 in the previous year.

The Company appointed new distributors REMCOOP and Wireless Business Consultants (WBC) to augment Sprint SMB and Enterprise Sales Channels.

The Company received Sprint IoT Factory orders to manage Ride-Share leased vehicles in the Tri-State Area of New York.

The Company launched CU Trak, a white-labelled product for Sprint targeted for Credit Unions at the Inclusiv Annual Conference bringing together over 300 Credit Unions from the continental US, along with securing the first CU Trak orders from Puerto Rico based Credit Unions and the Organization of Americas.

The Company took ownership of DTC patent for measuring and scoring Driver Performance and Behavior.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2019 and 2018, the carrying value for that reporting unit is negative.

Fair Value Measurements

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

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue upon the transfer of control of the products or services. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers and only represent a small percentage of our revenues, less than 5%. Services include vehicle tracking services and customer support (technical support), installations and consulting. A contract may include both product and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are not sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. For arrangements under which the Company provides vehicle tracking services, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred revenues are recorded net of contract assets. Contract assets represent the costs of the underlying hardware to enable the Company to perform on its contracts with customers.

Restatements

During 2019, we discovered that an accounting error had been made related to the Company not properly recording contract assets as required under the relevant accounting guidance for revenue recognition.  It was determined that the error is immaterial to the 2018 financial statements; however, correcting the error in 2019 would materially misstate the current year financial statements.  As such, we computed the appropriate amounts related to 2018 and recorded such in the consolidated financial statements (see Note 17 to the accompanying consolidated financial statements).

Financing Costs and Debt Discount

Financing costs and debt discounts are recorded net of notes payable and convertible debentures in the consolidated balance sheets. Amortization of financing costs and the debt discounts is calculated using the effective interest method over the term of the debt and is recorded as interest expense in the consolidated statement of operations.

Recent Accounting Pronouncements

See the notes to the consolidated financial statements of this Form 10-K for further discussion

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2019, the Company had total current assets of $26,483, an 82% decrease from the end of 2018. This decrease was mostly due to a $113,167 decrease in cash, inventory, and prepaid expenses, because of the timing of payments to Nimbo from its customers.

The Company’s current liabilities as of December 31, 2019, were $1,304,367, a 15% increase over those reported at the end of the 2018. However, $207,566 (or 16%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The increase in current liabilities was mostly due to a $169,676 increase in the accounts payable and accrued expenses as of December 31, 2019.

IGEN ended 2019 with negative working capital of $1,277,884. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

In 2019, the Company raised an additional $600,750 in financings and converted $86,537 of preferred stock and convertible debentures into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of December 31, 2019, the Company’s total assets were $531,991, a 18% decrease over the prior year, due primarily to the decrease in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of December 31, 2019, the Company’s total liabilities were $1,359,266, which reflects $54,899 in long-term deferred revenue, net in addition to the $1,304,367 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond 2020. Total liabilities increased by 12% over the previous year, however 19%, or $262,465 of the Company’s year-end total liabilities was deferred revenue, net, compared with $394,432 of deferred revenue, net reported at the end of 2018.

The above resulted in net assets as of December 31, 2019 being ($859,202) and an accumulated deficit of $11,630,660.

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

Results of Operations

Revenues and Net Loss

Revenues

For the year ended December 31, 2019, the Company had revenues of $723,819, a 40% decrease over the revenues reported for same period in 2018.

Service-only revenues decreased by 38% to $698,693 and other sales decreased by 67% at $25,126.

Costs of goods sold for 2019 were $428,031, a 36% decrease over 2018. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit was $295,788, representing a decrease of 44% year on year.

Though the Company decreased revenues, decreased gross profit, and decreased gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the year ended December 31, 2019, totaled $1,101,790, a decrease of $591,016, or 35%, from total expenses reported for 2018.

Net Loss

For the year ended December 31, 2019, the Company had a net loss of $479,073 (or ($0.01) per basic and diluted share) compared with a net loss of $1,175,320 (or ($0.02) per basic and diluted share) in 2018.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows

For the year ended December 31, 2019, the Company saw a net decrease in cash of $56,823. Cash used in operating activities was $657,573, a decrease of 44% from the $1,174,991 net cash used in 2018. This was offset by net financings of $600,750 raised via private placements. Cash at the end of the year was $0.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of IGEN Networks Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. and subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

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

Irvine, CA

May 28, 2020

IGEN NETWORKS CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2019	December 31, 2018

Assets

Current Assets
Cash	$-	$56,823
Accounts and other receivables, net	18,136	24,553
Inventory	4,334	36,694
Prepaid expenses and deposits	4,013	27,997
Total Current Assets	26,483	146,067

Goodwill	505,508	505,508
Total Assets	$531,991	$651,575

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$983,358	$813,682
Current portion of deferred revenue, net of contract assets	207,566	317,070
Convertible debentures and accrued interest, net of unamortized discount of $343,398 and $0, respectively	21,121	-
Derivative liabilities	92,322	-
Total Current Liabilities	1,304,367	1,130,752

Deferred revenue, net of contract assets	54,899	77,362
Total Liabilities	1,359,266	1,208,411

Commitments and Contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 1,250,000 shares with $0.001 par value, 160,600 shares and no shares issued and outstanding as of December 31, 2019 and 2018, respectively, aggregate liquidation preference of $153,862 as of December 31, 2019, net of discount of $121,931	31,927	-

Stockholders’ Deficit
Common stock: Authorized - 375,000,000 shares with $0.001 par value issued and outstanding – 74,242,196 and 66,714,970 shares, respectively	74,242	66,715
Additional paid-in capital	10,697,216	10,426,245
Accumulated deficit	(11,630,660)	(11,049,499)
Total Stockholders’ Deficit	(859,202)	(556,539)
Total Liabilities and Stockholders’ Deficit	$531,991	$651,575

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Years ended December 31,
	2019	2018

Revenues:
Sales, services	$698,693	$1,121,601
Sales, other	25,126	77,276
Total Revenues	723,819	1,198,877
Cost of revenues	428,031	668,664
Gross Profit	295,788	530,213

Expenses:
Selling, general and administrative expenses	572,297	781,473
Payroll and related	332,102	589,222
Management and consulting fees	197,391	322,111
Total Expenses	1,101,790	1,692,806
Loss Before Other Income (Expense)	(806,002)	(1,162,593)
Other Income (Expense):
Accretion of discounts on convertible debentures	(212,982)	(156,894)
Change in fair value of derivative liabilities	572,954	57,255
Gain (loss) on settlement of redeemable preferred stock	(23,324)	105,258
Interest expense	(9,719)	(8,346)
Total Other Income (Expense), net	326,929	(2,727)
Net Loss before Provision for Income Taxes	(479,073)	(1,165,320)
Provision for Income Taxes	-	(10,000)
Net Loss	(479,073)	(1,175,320)
Other Comprehensive Income (Loss)
Foreign currency translation gain	-	60,910
Comprehensive loss	$(479,073)	$(1,114,410)

Net loss attributable to common stockholders	(479,073)	(1,175,320)
Deemed dividend on preferred stock	(102,087)	-
	$(581,160)	$(1,175,320)
Basic and Diluted Loss per Common Share	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding	68,619,041	54,728,006

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Redeemable Convertible Preferred stock and Stockholders’ Deficit

(Expressed in U.S. dollars)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, January 1, 2018	-	$-	39,214,517	$39,215	$8,854,491	$(60,910)	$(9,874,179)	$(1,041,383)

Stock-based compensation	-	-	-	-	8,445	-	-	8,445

Common stock issued for cash	-	-	21,597,222	21,597	1,272,997	-	-	1,294,594

Common stock issued for services	-	–	1,524,021	1,524	75,879	-	-	77,403

Common stock issued for debenture conversion	-	-	4,379,210	4,379	214,433	-	-	218,812

Removal of accumulated other comprehensive loss	-	-	-	-	-	60,910	-	60,910

Net loss	-	-	-	-	-	-	(1,175,320)	(1,175,320)

Balance, December 31, 2018	-	-	66,714,970	66,715	10,426,245	-	(11,049,499)	(556,539)

Stock-based compensation	-	-	150,000	150	51,061	-	-	51,211

Common stock issued for cash	-	-	4,000,000	4,000	131,000	-	-	135,000

Common stock issued in connection with debenture issuance	-	-	100,000	100	4,900	-	-	5,000

Common stock issued for debenture conversion, including related fees	-	-	300,000	300	6,865	-	-	7,165

Series A preferred stock issued for cash, net of costs and discounts	202,600	23,400	-	-	-	-	-	-

Accrued dividends and accretion of conversion feature on Series A preferred stock	-	46,620	-	-	-	-	(46,620)	(46,620)

Deemed dividends related to conversion feature of Series A preferred stock	-	-	-	-	-	-	(55,468)	(55,468)

Common stock issued for Series A preferred stock conversions	(42,000)	(38,093)	2,977,226	2,977	77,145	-	-	80,122

Net loss	-	-	-	-	-	-	(479,073)	(479,073)

Balance, December 31, 2019	160,600	$31,927	74,242,196	$74,242	$10,697,216	$-	$(11,630,660)	$(859,202)

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Years ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(479,073)	$(1,175,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures and preferred stock	212,982	156,894
Bad debts	13,835	5,396
Change in fair value of derivative liabilities	(572,954)	(57,041)
Depreciation	-	3,600
Loss (gain) on settlement of debt	23,324	(105,258)
Shares issued for services	6,000	45,413
Stock-based compensation	64,712	8,446

Changes in operating assets and liabilities:
Accounts and other receivables	(7,418)	24,172
Inventory	32,360	(34,472)
Prepaid expenses and deposits	4,484	71,618
Restricted cash	-	25,000
Accounts payable and accrued liabilities	176,142	(69,638)
Deferred revenue, net	(131,967)	(73,801)
Net Cash Used in Operating Activities	(657,573)	(1,174,991)

Cash Flows from Investing Activities
Purchase of equipment	-	(747)
Net cash used in Investing Activities	-	(747)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of offering costs	175,000	-
Repayment of notes payable	-	(151,580)
Proceeds from convertible debentures, net of offering costs	290,750	-
Proceeds from issuance of common stock	135,000	1,294,593
Net Cash Provided by Financing Activities	600,750	1,143,013

Effect of Foreign Exchange Rate Changes on Cash	-	35,910

Change in Cash	(56,823)	3,185
Cash, Beginning of Year	56,823	53,638
Cash, End of Year	$-	$56,823

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Deemed dividend for preferred stock	$102,088	$-
Original issue discount on convertible debt	$68,250	$-
Conversion of preferred stock and convertible debt	$92,287	$-
Discounts on convertible debt and preferred stock	$690,398	$-
Shares issued for services	$-	$77,402
Shares issued for debenture conversion and accrued interest	$-	$218,812
Issuance of embedded conversion derivative liabilities	$-	$6,698

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

(Expressed in U.S. dollars)

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

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2019 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations and has negative operating cash flows since inception, has a working capital deficit of $1,277,884 and an accumulated deficit of $11,630,660 as of December 31, 2019, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basic of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC, which is based in the USA.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, valuation of inventory, the useful life and recoverability of equipment, impairment of goodwill, valuation of notes payable and convertible debentures, fair value of stock-based compensation and derivative liabilities, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded during the years ended December 31, 2019 and 2018.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2019 and 2018. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2019 and 2018, the carrying value for that reporting unit is negative.

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

Fair Value Measurements

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

See Note 8 for fair value measurement information related to the Company’s derivative liabilities.

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

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue in accordance with U.S. GAAP. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers and only represents a small percentage of our revenues, less than 5%. Services include vehicle tracking services and customer support (technical support), installations and consulting. A contract may include both product and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are not sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. For arrangements under which the Company provides vehicle tracking services, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred revenues are recorded net of contract assets and when cash payments are received from customers in advance of the Company’s performance. Deferred revenues totaled $405,553 and $721,301 as of December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company recorded additions to deferred revenues of $383,984 and recognized total revenues of $699,732 through the amortization of deferred revenues. During the year ended December 31, 2019, the Company recognized revenues of $533,950 related to deferred revenues outstanding as of December 31, 2018 as the services were performed. During the year ended December 31, 2018, the Company recorded total proceeds of $1,035,713 and recognized total revenues of $1,131,754 through the amortization of deferred revenues. During the year ended December 31, 2018, the Company recognized revenues of $634,018 related to deferred revenues outstanding as of December 31, 2017 as the services were performed.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

Deferred revenues are recorded net of contract assets. Contract assets represent the costs of the underlying hardware to enable the Company to perform on its contracts with customers. As of December 31, 2019 and 2018, the contract asset balance totaled $143,088 and $326,869, respectively, which have been recorded net of deferred revenues in the accompanying consolidated balance sheets.

Financing Costs and Debt Discount

Financing costs and debt discounts are recorded net of notes payable and convertible debentures in the consolidated balance sheets. Amortization of financing costs and the debt discounts is calculated using the effective interest method over the term of the debt and is recorded as interest expense in the consolidated statements of operations.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. In 2017, the consolidated financial statements of the Company were translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. During 2018, the Company recorded $60,910 of accumulated other comprehensive income associated with its Canadian subsidiary that was dissolved.

Stock-based Compensation

The Company accounts for stock-based payments in accordance with stock-based payment accounting guidance which requires all stock-based payments to be recognized based upon their fair values. The fair value of stock-based awards is estimated at the grant date using the Black-Scholes Option Pricing Model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value using the Black-Scholes Option Pricing Model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company accounts for forfeitures of unvested awards as they occur.

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of December 31, 2019 and 2018, the Company has 68,247,452 and 8,089,673 potentially dilutive shares outstanding, respectively.

Comprehensive Income (Loss)

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. For the year ended December 31, 2018, other comprehensive income consists of foreign currency gains related to the derecognition of a subsidiary. There was no other comprehensive income (loss) during the year ended December 31, 2019.

Recent Accounting Pronouncement

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820)", which changes to disclosure requirements for fair value measurement. The amendments of this update modify the disclosure requirements on fair value measurements about Topic 820. It applies to all reporting entities within the scope of the affected accounting guidance. It will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the new guidance and have not determined the impact this standard may have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company’s adoption did not have any material impact on its consolidated financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Accounts and Other Receivables

	December 31, 2019	December 31, 2018
Trade accounts receivable	$39,398	$31,567
Allowance for doubtful accounts	(21,262)	(7,014)
	$18,136	$24,553

4. Goodwill

As of December 31, 2019 and 2018, the Company had goodwill of $505,508 related to the acquisition of Nimbo.

5. Accounts Payable and Accrued Liabilities

	December 31, 2019	December 31, 2018
Trade accounts payable	$744,716	$612,785
Accrued liabilities	44,162	19,862
Accrued interest payable	19,064	19,064
Payroll and commissions payable	85,416	71,971
Unrecognized tax position	90,000	90,000
	$983,358	$813,682

6. Notes Payable

As of January 1, 2018, the Company had a note payable with a principal balance of $11,952 (Cdn$15,000) owed to a director, which was unsecured, bore interest at 5% per annum, and was due on October 30, 2017. As of January 1, 2018, the Company had an outstanding accrued interest balance of $2,386 (Cdn$2,960). During the year ended December 31, 2018, the Company repaid all amounts related to this note payable.

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

7. Convertible Debentures

2017 Debt Issuances

On March 30, 2017, the Company issued a convertible debenture to a third party in the principal amount of $50,000 which was unsecured, bore interest at 12% per annum, calculated monthly, and was due on September 30, 2017. Subject to the approval of the holder of the convertible debenture, the Company could convert any or all of the principal and/or interest at any time following the six-month anniversary of the issuance date of the convertible debenture (September 30, 2017) into common shares of the Company at a price per share equal to a 20% discount to the fair market value of the Company’s common stock. The estimated fair value of the derivative liability resulted in a discount to the convertible debenture of $32,127, which was accreted over the term of the convertible debenture. As of January 1, 2018, the carrying value of the convertible debenture was $50,000. During the year ended December 31, 2018, the Company converted all amounts due related to this debenture into shares of common stock.

On August 7, 2017, the Company issued a convertible debenture to a third party in the principal amount of $161,250 with an original issuance discount of $11,250 and incurred $3,500 of financing costs to a third party, which was unsecured, bore interest at 5% per annum, and was due on August 7, 2018. The holder could convert any or all of the principal and/or interest at any time following the six-month anniversary of the issuance date of the convertible debenture (February 7, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liabilities of $153,827 resulted in a discount to the convertible debenture, which was amortized over the term of the convertible debenture. During the year ended December 31, 2018, $106,195 of amortization expense was recorded. As of January 1, 2018, the carrying value of the convertible debenture was $55,055. During the year ended December 31, 2018, the Company repaid $80,000 of principal in cash and converted $81,250 of principal into shares of common stock, leaving no amounts due as of December 31, 2018.

On December 18, 2017, the Company issued a convertible debenture to a third party in the principal amount of $55,000 with an original issuance discount of $5,000 and incurred $1,500 of financing costs to a third party, which was unsecured, bore interest at 2% per annum, and was due on June 18, 2018. The holder could convert any or all of the principal and/or interest at any time following the six-month anniversary of the issuance date of the convertible debenture (June 18, 2018) into common shares of the Company at a price per share equal to 75% multiplied by the closing price of the Company’s common stock preceding the trading day that the Company receives a notice of conversion. The estimated fair value of the derivative liabilities of $47,071 resulted in a discount to the convertible debenture, which was be amortized over the term of the convertible debenture. During the year ended December 31, 2018, $46,999 of amortization expense was recorded. As of January 1, 2018, the carrying value of the convertible debenture was $8,001. On July 5, 2018, the Company provided an additional principal to the convertible debentures of $20,000 on the same terms. Related to this increase, the estimated fair value of the conversion feature was $6,698 and was recorded as a debt discount, which was amortized in full during the year ended December 31, 2018. During the year ended December 31, 2018, the Company repaid $55,000 of principal in cash and converted $20,000 of principal into shares of common stock, leaving no amounts due as of December 31, 2018.

2019 Debt Issuances

On May 17, 2019, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Crown Bridge Partners, LLC (the “Holder”) for a total principal amount of up to $150,000 with cash proceeds of up to $124,500, resulting in an original issue discount of up to $25,500. The Promissory Note bears interest at 7% per annum (with the understanding that the first 12 months of interest of each tranche will be guaranteed). The maturity date is 18 months from the effective date of each payment.

The Conversion Price, as defined in the agreement, is the lesser of (i) the lowest Trading Price (as defined below) during the previous 25 trading day period ending on the latest complete trading day prior to the date of this Promissory Note or (ii) the Variable Conversion Price (as defined below). The Variable Conversion Price means the lowest one Trading Price (as defined below) for the common stock during the 25 Trading Day period ending on the last complete Trading Day prior to the Conversion Date. Trading Price means, for any security as of any date, the lesser of the (i) lowest traded price and (ii) lowest closing bid price. Based on the Company’s examination of the conversion feature and the relative accounting guidance, the Company has determined that the conversion feature should be treated as a derivative liability for accounting purposes.

Additionally, if at any time while the Promissory Note is outstanding, the Conversion Price is equal to or lower than $0.025, then an additional $10,000 will be automatically added to the principal balance of each tranche funded under the Note. During the quarter ended June 30, 2019, $10,000 was added to the principal balance for the first tranche.

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

During the quarter ended June 30, 2019, the Company received $40,000 in net cash proceeds, after paying $1,500 of direct funding costs. The related principal amount due for the first tranche (“First Tranche”) was $50,000. For the first tranche, using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be $100,000 and recorded a related derivative liability. Related to the derivative liability, the bonus interest, and the direct financing costs, the Company recorded a full debt discount of $60,000 for the Promissory Note, which will be amortized to interest expense over the term of the Promissory Note using the effective interest method and an additional $50,000 directly to interest expense.

On December 9, 2019, the Holder converted a portion of the Promissory Note into shares of common stock. The Holder received 300,000 shares of common stock for the conversion of principal, accrued interest, and fees totaling $7,165.

During the quarter ended September 30, 2019, the Company received an aggregate of $213,250 in net cash proceeds, after paying $6,750 of direct funding costs, from three note holders under the same terms as the Promissory Note. The related principal amount due for the convertible debt instruments entered into during the quarter ended September 30, 2019 was $255,000. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion features to be approximately $354,000 and recorded the related derivative liabilities. Related to the derivative liabilities, the bonus interest, and the direct financing costs, the Company recorded full debt discounts totaling approximately $255,000 for the notes which will be amortized to interest expense over the term of the notes using the effective interest method and an additional approximately $106,000 directly to interest expense. As the Conversion Price fell below $0.025 per share, during the quarter ended September 30, 2019, $10,000 was added to the principal balance on one of the notes (per the terms of that note).

Related to the notes issued during the quarter ended September 30, 2019, the Company issued warrants to purchase a total of 525,000 shares of common stock with an Exercise Price of $0.10 subject to adjustment (standard anti-dilution features). If the Market Price of one shares of common stock is greater than the Exercise Price, the Holder may elect to receive Warrant Shares pursuant to cashless exercise, in lieu of cash exercise, per a defined formula in the agreement.

On October 1, 2019, the Company received $37,500 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $44,000. In connection with the note, the Company issued 100,000 shares of common stock, which were valued at the market price on the date of issuance of $0.05 per share. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $29,000 and recorded a related derivative liability. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $41,000 for the note, which will be amortized to interest expense over the term of the note using the effective interest method.

During the year ended December 31, 2019, the Company recorded $4,369 of interest expense related to the amortization of the debt discounts. The Company expects to record amortization expense of $180,000 during the year ending December 31, 2020 and expects to record amortization expense of $164,000 during the year ended December 31, 2021 under the effective interest method.

8. Derivative Liabilities

During the years ended December 31, 2019 and 2018, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 7). During the year ended December 31, 2019, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 10). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses either the Black-Scholes Option Pricing Model or a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the years ended December 31, 2019 and 2018, assuming no expected dividends:

	2019	2018
Expected volatility	219% - 264%	334% - 398%
Risk free interest rate	1.55% - 2.34%	1.49% - 1.73%
Expected life (in years)	0.8 – 1.5	0.0 – 0.4

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of December 31, 2019 and 2018.

	Level 3 Carrying Value as of December 31, 2019	Level 3 Carrying Value as of December 31, 2018
Derivative liabilities:
Embedded conversion feature – convertible debt	$87,571	$-
Embedded conversion feature – preferred stock	4,751	-
	$92,322	$-

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For The Year Ended December 31, 2019	For The Year Ended December 31, 2018
Embedded Conversion Features – Debt Instruments
Balances, as of the beginning of the year	$-	$227,163
Derivative liabilities recorded upon issuance of debt instruments	483,331	6,698
Extinguishment due to conversion of debt instruments	(3,055)	(176,820)
Net changes in fair value included in net loss	(392,705)	(57,041)
Ending balance	$87,571	$-

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$-	$-
Derivative liabilities recorded upon issuance of preferred stock	207,067	-
Extinguishment due to conversion of preferred stock	(22,067)	-
Net changes in fair value included in net loss	(180,249)	-
Ending balance	$4,751	$-

Total ending balance	$92,322	$-

9. Related Party Transactions

(a)

During the years ended December 31, 2019 and 2018, the Company incurred approximately $143,000 and $185,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2019 and 2018, the Company owed approximately $145,000 and $136,0000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the years ended December 31, 2019 and 2018, the Company incurred approximately $120,000 and $493,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of December 31, 2019 and 2018, the amounts owed to this related-party vendor were approximately $45,000 and $102,000 respectively.

10. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock (“Series A Preferred Stock”).

On April 9, 2019 and separately on June 11, 2019, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor and issued 86,000 shares for net proceeds of $75,000 (after deducting $3,000 of direct legal costs) and on June 11, 2019, the Company issued 58,300 shares for net proceeds of $50,000 (after $3,000 deduction of direct legal costs).

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

•

Mandatory Redemption – 18 months after the Issuance Date or upon the occurrence of an Event of Default, the Company is required to redeem all of the shares of Series A Preferred Stock of the Holder. The Company shall make a cash payment in an amount equal to the total number of shares of Series A Preferred Stock held by the Holder multiplied by the then current Stated Value as adjusted (including but not limited to the addition of any accrued unpaid dividends and the Default Adjustment

•

Conversion – At any time after 6 months following the Issuance Date, the Holder may convert all or any part of the outstanding Series A Preferred Stock into shares of Common Stock. The Variable Conversion Price is defined as 75% of the Market Price. The Market Price is defined as the average of the 3 lowest Trading Prices for the Common Stock during the 15 day Trading Period ending on the last complete Trading Day prior to the Conversion Date.

•	Default Adjustments – Upon the occurrence of any Event of Default, the Stated Value will be increased between 150% and 200%, depending on the Event of Default.

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and will remeasure the fair value at each reporting period. On the issuance dates of the series A preferred stock, the combined estimated fair value of the conversion features were determined to be $207,000. In connection with the fair value of the derivative liability, the Company recorded a total discount to the series A preferred stock of $161,000 and also recorded a deemed distribution of $55,000. During the year ended December 31, 2019, the Company recorded accrued dividends of $8,000 and a deemed dividend of $38,000 related to the accretion of the discount using the effective interest method. The Company expects to record additional deemed dividends related to accretion of the discount of $64,000 during the year ending December 31, 2020 and $58,000 for the year ending December 31, 2021.

During October 2019 through December 2019, holders converted 42,000 shares of Series A Preferred stock into 2,977,226 shares of common stock at the Variable Conversion Price as defined above, resulting in a loss on extinguishment of $23,000.

Common Stock

2019

During the year ended December 31, 2019, the Company sold 4,000,000 shares of common stock for proceeds of $135,000.

During the year ended December 31, 2019, the Company issued 150,000 shares of common stock for services valued at $6,000.

During the year ended December 31, 2019, the Company issued 100,000 shares of common stock in connection with the issuance of a convertible debenture valued at $5,000 (see Note 7).

During the year ended December 31, 2019, the Company issued 300,000 shares of common stock in connection with the conversion of principal under a convertible debenture, along with related fees, valued at $7,165 (see Note 7).

During the year ended December 31, 2019, the Company issued 2,977,226 shares of common stock in connection with conversions of Series A Preferred Stock valued at $80,122 (see Note above).

2018

During the year ended December 31, 2018, the Company sold 21,597,222 shares of common stock for proceeds of $1,294,594.

During the year ended December 31, 2018, the Company issued 1,524,021 shares of common stock for services valued at $77,403.

During the year ended December 31, 2018, the Company issued 4,379,210 shares of common stock in connection with the conversion of principal under convertible debentures valued at $218,812 (see Note 7).

11. Share Purchase Warrants

The following table summarizes the activity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, January 1, 2018	4,237,913	$0.19
Issued	500,000	0.12
Expired	(838,240)	0.23
Balance, December 31, 2018	3,899,673	0.20
Issued	775,000	0.10
Expired	(147,059)	0.35
Balance, December 31, 2019	4,527,614	$0.18

As of December 31, 2019, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
500,000	$0.12	June 1, 2020
2,222,222	$0.23	February 23, 2022
775,000	$0.10	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
4,527,614

12. Stock Options

The Company established a stock option plan for directors, officers, employees and consultants of the Company (the “Plan”). The purpose of the Plan is to give to directors, officers, employees and consultants of the Company, as additional compensation, the opportunity to participate in the profitability of the Company by granting to such individuals options, exercisable over periods of up to ten (10) years as determined by the board of directors of the Company, to buy shares of the Company at a price equal to the Market Price (as defined) prevailing on the date the option is granted. As of December 31, 2019, there were 2,325,000 shares available under the Plan.

The following table summarizes the activity of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, January 1, 2018	5,175,000	$0.15
Granted	-	-
Cancelled / forfeited	(985,000)	0.09
Balance, December 31, 2018	4,190,000	$0.16
Granted	1,500,000	0.04
Exercised	-	-
Cancelled / forfeited	-	-
Balance, December 31, 2019	5,690,000	$0.13	$-

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.04	1,500,000	4.9		0.04	750,000		0.04
	$0.08	250,000	3.3		0.08	250,000		0.08
	$0.13	1,425,000	2.9		0.13	1,425,000		0.13
	$0.16	225,000	1.6		0.16	225,000		0.16
	$0.19	2,270,000	1.2		0.19	2,270,000		0.19
Cdn$	0.25	20,000	1.2	Cdn$	0.25	20,000	Cdn$	0.25
		5,690,000	2.4		$0.13	4,940,000		$0.14

2019

During the year ended December 31, 2019, the Company issued 1,500,000 options to employees with an estimated fair value per share of $0.04 using the Black-Scholes Option Pricing Model with the following inputs, volatility of 243%, risk-free rate of 2.2%, and an expected term of 5 years. The options vest 25% quarterly over 1 year. During the years ended December 31, 2019 and 2018, the Company recorded approximately $51,000 and $27,000, respectively, of stock-based compensation expense related to the vesting of stock option grants. As of December 31, 2019, the Company had unrecognized compensation expense of approximately $2,000 which will be recorded to operations over the next three months.

2018

No stock options were granted by the Company in 2018.

13. Segments

The Company has one reportable segment: vehicle tracking and recovery solutions. The Company allocates resources to and assesses the performance of each reportable segment using information about its revenue and operating income (loss). The Company does not evaluate operating segments using discrete asset information.

Segmentation by geographical location is not presented as all revenues are earned in the U.S. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the Chief Operating Decision Maker of the Company.

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

During the years ended December 31, 2019 and 2018, the Company had two and three customers which accounted for 69% and 74%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of December 31, 2019 and 2018, the Company had four and three customers, respectively, which accounted for 78% and 93%, respectively, of the gross accounts receivable balance.

15. Income Taxes

The Company’s income tax provision consists of the following:

	2019	2018
Current:
Federal	$-	$10,000
State	-	-
Foreign	-	-
Total Current	-	10,000
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision for income taxes	$-	$10,000

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	2019	2018
Computed tax benefit at federal statutory rate	$(100,605)	$(223,397)
Permanent items	11,913	6,987
Stock-based compensation	1,050	11,840
Incentive stock options	-	1,773
Conversion feature derivative liability	(37,852)	(11,979)
Interest expense, derivative liability	36,428	-
Uncertain tax positions	-	10,000
Impact of difference related to foreign earnings	1,469	-
Gain on extinguishment of debt	-	(22,104)
Change in fair value of derivative liability	(42,748)	-
Valuation allowance	130,345	236,880
Provision for income taxes	$-	$10,000

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$2,192,000	$1,826,000
Stock-based compensation	7,000	1,000
Accounts receivable and other timing differences	197,000	317,000
Basis difference in assets and debt	(109,000)	(42,000)
Total Deferred Tax Asset	2,287,000	2,102,000
Valuation allowance	(2,287,000)	(2,102,000)
Net Deferred Tax Asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets for the U.S. federal and state have been fully offset by a valuation allowance.

As of December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of $7,272,553 and $7,136,214, respectively, which expire beginning in the year 2029.

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

The Company has a reserve related to unrecognized tax positions of $90,000 as of December 31, 2019, which is presented as part of accounts payable and accrued liabilities. These unrecognized tax positions, if recognized, would affect the effective tax rate. A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2019 is as follows:

Federal and State
Balance at January 1, 2019	$90,000
Additions for tax positions related to current year	-
Additions for tax positions related to prior years	-
Balance at December 31, 2019	$90,000

16. Commitments and Contingencies

Withheld Payroll Taxes

Since its inception, the Company has made several payments to employees for wages, net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, as of December 31, 2019 and 2018 the Company has recorded $37,984 and $14,878, respectively, related to this obligation in accounts payable and accrued liabilities, including estimated penalties and interest.

Operating Lease

Rent expense for the years ended December 31, 2019 and 2018 was approximately $39,000 and $35,000, respectively. As of December 31, 2019, we are obligated to make minimum lease payments under our operating lease of approximately $10,000 in 2020.  As our lease is considered short-term under the accounting guidance of ASC 842 as of December 31, 2019, we have not included the related disclosures required under ASC 842. Our lease was a month-to-month lease throughout most of 2019, but in March 2020, the lease was renewed for three months.  Our monthly lease expense for this arrangement is approximately $2,000 per month.

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

17. Restatements

During 2019, we discovered that an accounting error had been made related to the Company not properly recording contract assets as required under the relevant accounting guidance for revenue recognition.  (As discussed in Note 1 “Revenue Recognition and Deferred Revenue”, contract assets are netted with deferred revenues for balance sheet presentation purposes.) It was determined that the error is immaterial to the 2018 consolidated financial statements; however, correcting the error in 2019 would materially misstate the current year consolidated financial statements.  As such, we computed the appropriate amounts related to 2018 and recorded such in the accompanying consolidated financial statements.  See below for a summary of the corrections made for this error:

Account	Previously Recorded Balance	Corrected Balance	Correction Made
Balance Sheet
Current liabilities	$1,359,732	$1,130,752	$228,980
Total liabilities	$1,534,983	$1,208,114	$326,869
Accumulated deficit	$(11,376,368)	$(11,049,499)	$326,869

Statement of Operations
Cost of revenues	$646,424	$668,664	$22,240
Net loss	$(1,153,080)	$(1,175,320)	$22,240
Loss per share	$(0.02)	$(0.02)	$-

Statement of Cash Flows
Deferred revenues, net	$(51,561)	$(73,801)	$(22,240)

18. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the consolidated financial statements were available for issuance are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is currently analyzing the potential impacts to its business. At this time, it is not possible to determine the magnitude of the overall impact of COVID-10 on the Company. However, it could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

During 2020, through the date of this filing, we converted an additional $213,000 of principal and accrued interest of our convertible notes into 387,974,460 shares of common stock and also have converted an additional 148,200 preferred stock shares and accrued interest, totaling $209,000 into 199,206,989 shares of common stock.

On February 13, 2020 the Company issued 1,750,000 shares of common stock for total cash proceeds of $20,000, and the conversion of $6,250 of accounts payable.

On March 27, 2020 the Company issued 25,000,000 shares of common stock for total cash proceeds of $125,000.

On February 18, 2020 the Company launched Medallion GPS PRO for Light-Commercial Fleets utilizing the DTC Patent.

On March 2, 2020 the Company announced an exclusive supply agreement with the County Executives of America covering more than 700 Counties across the US.

On April 2, 2020, the Company increased its authorized shares of common stock to 1,490,000,000 shares.

On February 10, 2020, the Company designated and subsequently issued 1,000,000 shares of its newly formed Series B Super Voting Preferred Stock.  Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, are is not convertible into shares of common stock.  If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share.  If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share.

On February 26, 2020, the Company issued 47,300 shares of Series A preferred stock for proceeds of $43,000.

On May 11, 2020, the Company issued 47,300 shares of Series A preferred stock for proceeds of $42,570.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. The conclusions of the Company’s principal executives was that the controls and procedures in place were not effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that evaluation, they concluded that during the period covered by this report, though there are weaknesses in the Company’s internal controls, given the current size of the organization, such internal controls and procedures as were in place were not adequately effective to detect the inappropriate application of US GAAP.  We identified the following material weaknesses:

•	Our discovery of an error that was corrected in 2019, to properly account for our contract assets in accordance with relevant accounting guidance for revenue recognition; and

•	We did not properly value our derivative instruments and share-based compensation amounts using the appropriate valuation models to determine reasonable estimates of fair value.

As additional resources become available, we will work to remediate these identified material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2019, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of May 10, 2020:

Name	Age	Position	Term of Office
Robert Nealon	63	Director, Chairman of the Board	July 8, 2010 to present
Neil G. Chan	57	Director, Chief Executive Officer	September 1, 2011 to present
Mark Wells	57	Director	January 17, 2018 to present
Abel I. Sierra	47	Executive Officer, VP&GM	September 15, 2017 to present
Robert Friedman		Director	March 17, 2020 to present

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

Neil G. Chan, Chief Executive Officer & Director

Mr. Chan is a career technologist who has pioneered disruptive technologies in more than 45 countries over the last 30 years. From start-up to $400M in annual revenues, Mr. Chan has led and created the best-in-class sales, marketing, and service organizations during the development of wireless data infrastructure, mobile solutions, Software-as-a-Service for commercial fleets, and Hybrid-Fiber-Cable(HFC) broadband infrastructure and solutions. Mr. Chan led the first technology transfer initiative between Canada and Mainland China on behalf of Spar Aerospace and Gandalf Technologies Inc., along with training, product marketing and sales responsibilities for growing Gandalf’s export markets. During early development of mobile data solutions, Mr. Chan was recruited to Motorola Inc., to lead the product marketing and development of the industry’s first mobile data solutions for public safety, taxi, utility, and field service markets. As Motorola’s Managing Director, Mr Chan lead the expansion of HFC broadband voice and data networks throughout the Asia Pacific region growing to $400M in annual revenues during the first three years of business formation. Along with founding members of the cable modem industry, Mr. Chan joined Airvana Inc., to lead business development for the early adoption of broadband wireless networks, leading to the industry’s first deployment of CDMA-based wireless broadband networks in North America. Most recently, Mr. Chan led worldwide sales and marketing of fleet management services for WebTech Wireless Inc., contributing five years of record growth and industry leadership across government and transportation markets. Mr. Chan has served on the Executive Review Board of Royal Roads University and continues to mentor and support early stage technology companies.

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

Robert Friedman, Director

Robert Friedman has been actively engaged in the real estate business since 1970. In 1996, he started York Resources, LLC., where he actively participates in the acquisition, financing and development of their real estate holdings, in addition to practicing transactional real estate law for private clients. At present, Robert and his brother Bernard own 34 properties, most of which are located in Manhattan and which consist of about 120,000 square feet of retail and office space, 300+ parking spaces, rental apartment units and luxury single-family homes. Recently, the Friedman's developed, built and presently own a 28-story Pod Hotel located at 42nd Street and Ninth Avenue consisting of 665 hotel rooms, 45 residential apartment and retail spaces. Robert Friedman and his brother are currently developing a national family amusement theme park anchored by the world's largest rollercoaster to be located in Orlando, Florida. Prior to joining the family business, Robert Friedman was a Senior Partner and transactional real estate attorney in New York City for over 20 years.

Abel Sierra, Company Officer VP & GM

Mr. Sierra has served as President of the Antelope Valley Hispanic Chamber of Commerce (AVHCC) - the first President elected to a second term in the organization’s 20 year history. AVHCC’s mission is to provide Hispanic entrepreneurship, community growth, and development, by supporting economic programs designed to strengthen and expand the potential of all business. Prior and concurrent to Mr. Sierra’s role with AVHCC was his position as Agency Vice President of HBW Insurance and Financial Services. Mr. Sierra served as an Independent Associate with Legal Shield, Regional Vice President for Primerica Financial Services, marketing Representative for 21 st Century/AIG direct, community Representative for Palmdale School District and Palmdale Head Start. Mr. Sierra also served 14 years as a Counter Intelligence Specialist with the United States Marine Corps.

Code of Ethics

The Company has not yet adopted a complete code of ethics policy as defined in Item 406 of Regulation S-K, however the company has adopted a disclosure policy that applies to all directors, officers and employees of the Company, as part of a program to establish a comprehensive code of ethics. The Company’s disclosure policy is available on its website www.igennetworks.net

Audit Committee and Financial Expert

The Company does not have an audit committee. The functions of an audit committee are done by the board of directors as a whole, as specified in section 3(a)(58)(B) of the Exchange Act. As such, the Company has no audit committee financial expert serving on an audit committee.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Stock awards ($)	Option awards ($)(2)	Total ($)

Neil G. Chan – CEO & Director	2018	138,000	0	0	138,000
	2019	138,000	0	30,000	168,000

Abel I. Sierra – VP & GM	2018	121,000	0	0	121,000
	2019	121,000	0	15,000	136,000

_____________

(1)	Salary for services as an executive officer. No compensation for services as a director
(2)	Valuation of Stock and Option awards are based on the issuance details listed in Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2019.

Outstanding Equity Awards at Fiscal Year-end –

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable

Neil Chan, CEO	1,000,000	0	$0.19	21-Sep-20
	500,000	0	$0.13	11-May22
	500,000	250,000	$0.04	15-May-24

Abel Sierra, VP&GM	150,000	0	$0.16	1-Nov-20
	150,000	0	$0.13	11-May22
	250,000	125,000	$0.04	15-May-24

The Company currently has 375,000 unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation 1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon	2019	0	0	0	0
Jackie Kimzey	2019	0	0	0	0
Mark Wells	2019	0	0	0	0

1 Provides information on Directors not serving as executive officers only. Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors received no compensation in 2019.  Directors with the exception of the CEO were paid in stock equivalent to $25,000 retainer in 2018.  In 2013, Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised. In 2015, Mr. Nealon was awarded 250,000 stock options, all of which vested in 2015 and none of which were exercised. Mr. Nealon has 250,000 options expiring on September 21, 2020.

Compensation of Executives

The CEO, Neil Chan who is also a director of the Company earned a salary of $138,000 in 2019, same as 2018.  In 2013, the CEO, was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014. In 2015, Mr. Chan was granted a further 1,000,000 stock options all of which vested in 2015 and 55,556 options were exercised in January 2016. In 2017, Mr. Chan was granted another 500,000 stock options.  In 2019, Mr. Chan was granted another 1,000,000 stock options, resulting in a total of 2,500,000 options as of December 31, 2019.

Mr. Abel Sierra, VP and General Manager, is paid $121,000 per annum excluding sales commissions. Mr. Sierra was granted 500,000 stock options during 2019. Mr. Sierra has a total of 800,000 stock options unexercised as of December 31, 2019.

There are currently no long term incentive plans or pension plans for directors or officers of the Company.

The Company does provide indemnity insurance coverage for directors and officers of the Company. Presently assessing alternative coverage.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2019.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2019.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	5,690,000	0.13	2,325,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	5,690,000	0.13	2,325,000

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of December 31, 2019 unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors and director nominees, (iii) our principal executive officer and our other executive officers who were serving as such at the end of Fiscal 2019 (each, a “named executive officer”), and (iv) all of our directors, director nominees and executive officers as a group. We know of no agreements among our stockholders that relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

Beneficial ownership is determined in accordance with applicable SEC rules and generally reflects sole or shared voting or investment power over securities. Under these rules, a person is deemed to be the beneficial owner of securities that the person has the right to acquire as of or within 60 days after December 31, 2019, upon the exercise of outstanding stock options or warrants, the conversion of outstanding convertible notes, or the exercise or conversion of any other derivative securities affording the person the right to acquire shares of our common stock. As a result, each person’s percentage ownership set forth in the table below is determined by assuming that all outstanding stock options, warrants or other derivative securities held by such person that are exercisable or convertible as of or within 60 days after December 31, 2019 have been exercised or converted. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each person identified in the table below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. All ownership percentages in the table are based on 688,173,645 shares of our common stock outstanding as of May 26, 2020.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner:	Number	Percent
5% Stockholders:

Directors and Executive Officers:
Robert Friedman	32,395,833	4.7%
Neil Chan(2)	16,466,255	2.4%
Abel Sierra(3)	800,000	*
Robert Nealon(4)	2,666,667	*
Mark Wells	710,785	*
All executive officers and directors as a group (5 persons)	53,039,540	7.7%

_________

*	Represents beneficial ownership of less than 1%.

(1)	not used

(2)

Represents 2,500,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2019, and 13,966,255 outstanding shares of common stock.

(3)

Represents 650,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2019, and 150,000 outstanding shares of common stock.

(4)

Represents 400,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2019, and 2,266,667 outstanding shares of common stock.

(5)	not used

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

During the years ended December 31, 2019 and 2018, the Company incurred approximately $143,000 and $185,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2019 and 2018, the Company owed approximately $190,000 and $136,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

During the years ended December 31, 2019 and 2018, the Company incurred approximately $120,000 and $493,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of December 31, 2019 and 2018, the amounts owed to this related-party vendor were approximately $45,000 and $102,000, respectively.

Director Independence

In the USA, the Company’s common stock is listed on the OTC Link OTCQB inter-dealer quotation system, and in Canada on the CSE, neither of which have director independence requirements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements in quarterly filings, or services associated with statutory and regulatory filings for the last two fiscal years are as follows:

2019: $75,000

2018: $66,500

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2019: $0

2018: $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2019: $0

2018: $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2019: $0

2018: $0

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

(1) Financial statements:

- Audited Financial Statements for the year ended December 31, 2019

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

IGEN Networks Corp

May 29, 2020	By:	/s/ Neil Chan
Neil Chan,
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

