Form 10-Q
period 2020-03-31
IGEN NETWORKS CORP
filed 2020-07-06
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28375 Rostrata Ave. Lake Elsinore, CA 92532

(Address of principal executive offices) (Zip Code)

1-855-912-5378

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

The number of shares of the registrant’s common stock issued and outstanding as of June 27, 2020 is 1,009,665,261.

EXPLANATORY NOTE

On May 14, 2020, the Company filed a Current Report on Form 8-K,  (the “Form 8-K”) to indicate its intention to rely on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). After the diagnosis of the coronavirus ("COVID-19") in close proximity of the Company's employees in March 2020, the Company closed its corporate offices and requested that all employees work remotely until further notice. Employees affected include certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. In view of these ongoing circumstances, the Company was unable to timely provide its auditors and accountants with financial records, and therefore allow the Company to file a timely and accurate Quarterly Report on Form 10-Q for the period ending March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q in a timely manner, and therefore relied on the Order due to circumstances related to COVID-19.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three month period ended March 31, 2020 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2020

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash	$-	$-
Accounts and other receivables, net	17,102	18,136
Inventory	2,491	4,334
Prepaid expenses and deposits	4,013	4,013
Total Current Assets	23,606	26,483

Goodwill	505,508	505,508
Total Assets	$529,114	$531,991

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$933,205	$983,358
Current portion of deferred revenue, net of contract assets	170,321	207,566
Convertible debentures, net of discount of $207,438 and $343,398, respectively	79,406	21,121
Derivative liabilities	183,298	92,322
Total Current Liabilities	1,366,230	1,304,367

Deferred revenue, net of current portion and contract assets	60,102	54,899
Total Liabilities	1,426,332	1,359,266

Commitment and contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 1,250,000 shares with $0.001 par value, 100,200 shares and 160,600 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively, net of discount of $62,333 and $121,934, respectively, aggregate liquidation preference of $76,199 and $153,862 as of March 31, 2020 and December 31, 2019, respectively	13,866	31,927

Stockholders’ Deficit
Series B preferred stock: Authorized – 1,000,000 shares with $0.001 par value issued and outstanding – 1,000,000 and 0 shares, as of March 31, 2020 and December 31, 2019, respectively, aggregate liquidation preference of $1,000 as of March 31, 2020	1,000	-
Common stock: Authorized - 375,000,000 shares with $0.001 par value issued and outstanding – 277,908,958 and 74,242,196 shares, as of March 31, 2020 and December 31, 2019, respectively	277,909	74,242

Additional paid-in capital	11,392,611	10,697,216

Accumulated Deficit	(12,582,604)	(11,630,660)
Total Stockholders’ Deficit	(911,084)	(859,202)
Total Liabilities and Stockholders’ Deficit	$529,114	$531,991

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Revenues:
Sales, services	$110,125	$245,397
Sales, other	1,674	-
Total Revenues	111,799	245,397
Cost of goods sold	67,949	137,023
Gross Profit	43,850	108,374

Expenses:
Selling, general and administrative	75,247	169,868
Management and consulting fees	53,052	45,484
Payroll and related	37,873	89,529
Stock-based director expense	277,543	-
Total Expenses	443,715	304,884
Loss Before Other Income (Expense)	(399,865)	(196,507)
Other Income (Expense):
Accretion of discounts on convertible debentures	(76,728)	-
Change in fair value of derivative liabilities	(299,239)	-
Loss on extinguishment of debt	(77,610)	-
Interest expense	(5,731)	-
Total Other Expense, net	(459,308)	-

Net Loss	(859,173)	(196,507)
Accrued and deemed dividends on redeemable convertible preferred stock	(92,771)	-
Net loss attributable to common stockholders	$(951,944)	$(196,507)
Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)
Weighted Average Number of Common Shares Outstanding	100,807,119	67,139,970

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Series A Redeemable Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2019	160,600	$31,927	-	$-	74,242,196	$74,242	$10,697,216	$(11,630,660)	$(859,202)

Shares of Series A preferred stock for cash, net of costs and discounts	47,300	1,608	-	-	-	-	-	-	$-

Issuance of Series B preferred stock	-	-	1,000,000	1,000	-	-	276,543	-	$277,543

Conversion of Series A preferred shares to common stock	(107,700)	(21,411)	-	-	81,700,258	81,700	103,693	(91,029)	$94,364

Accrued dividends on Series A preferred stock	-	1,742	-	-	-	-	-	(1,742)	$(1,742)

Shares of common stock issued for cash	-	-	-	-	26,750,000	26,750	124,500	-	$151,250

Shares of common stock issued for exercise of convertible note, including fees	-	-	-	-	95,216,504	95,217	175,753	-	$270,970

Stock-based compensation	-	-	-	-	-	-	14,906	-	$14,906

Net loss	-	-	-	-	-	-	-	(859,173)	$(859,173)

Balance, December 31, 2019	100,200	$13,866	1,000,000	$1,000	277,908,958	$277,909	$11,392,611	$(12,582,604)	$(911,084)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	$-	66,714,970	$66,715	$10,426,245	$(11,049,499)	$(556,539)

Shares of common stock issued for cash	-	-	1,500,000	1,500	58,500	-	60,000

Net loss	-	-	-	-	-	(196,507)	(196,507)

Balance, March 31, 2019	-	$-	68,214,970	$68,215	$10,484,745	$(11,246,006)	$(693,046)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(859,173)	$(196,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	76,728	-
Change in fair value of derivative liabilities	299,239	-
Depreciation	-	-
Loss on extinguishment of debt	77,610	-
Shares issued for services	4,750	-
Stock-based compensation	292,449	12,500
Changes in operating assets and liabilities:
Accounts and other receivables	1,034	20,893
Inventory	1,843	27,172
Prepaid expenses and deposits	-	2,878
Accounts payable and accrued liabilities	(53,688)	50,736
Deferred revenue	(32,043)	(34,495)
Net Cash Used in Operating Activities	(191,250)	(116,823)
Cash Flows from Investing Activities
Purchase of equipment	-	-
Net Cash Used in Investing Activities	-	-
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	(50,000)	-
Proceeds from issuance of common stock	151,250	60,000
Proceeds from notes payable and convertible debentures, net	50,000	-
Proceeds from issuance of preferred stock, net	40,000	-
Net Cash Provided by Financing Activities	191,250	60,000

Change in Cash	-	(56,823)
Cash, Beginning of Period	-	56,823
Cash, End of Period	$-	$-
Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$270,966	$-
Derecognition of notes payable and accrued interest	$(83,253)	$-
Derecognition of unamortized discount	$61,860	$-
Derecognition of derivative liabilities	$(171,962)	$-
Conversion of preferred stock
Fair value of common shares issued	$185,392	$-
Derecognition of preferred stock	$(123,459)	$-
Derecognition of unamortized discount	$102,048	$-
Derecognition of derivative liabilities	$(77,693)	$-
Deemed dividend	$(91,029)	$-
Discount related to issuance of preferred stock	$41,392	$-
Deemed dividends on preferred stock (excluding conversions)	$(1,742)	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,342,624 and an accumulated deficit of $12,582,604 as of March 31, 2020, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was approximately $21,000 for both periods.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of March 31, 2020 and December 31, 2019.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2019. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at March 31, 2020 and December 31, 2019, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets and when cash payments are received from customers in advance of the Company’s performance. Deferred revenues totaled $346,301 and $405,553 as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recorded additions to deferred revenues of $50,874 and recognized total revenues of $110,125 through the amortization of deferred revenues. During the three months ended March 31, 2020, the Company recognized revenues of $102,632 related to deferred revenues outstanding as of December 31, 2019 as the services were performed.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

Deferred revenues are recorded net of contract assets. Contract assets represent the costs of the underlying hardware to enable the Company to perform on its contracts with customers. As of March 31, 2020 and December 31, 2019, the contract asset balance totaled $115,878 and $143,088, respectively, which have been recorded net of deferred revenues in the accompanying condensed consolidated balance sheets.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of March 31, 2020 and 2019, the Company has 447,746,410 and 8,089,673 potentially dilutive shares outstanding, respectively.

Recent Accounting Pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Convertible Debentures and Notes Payable

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

During the three months ended March 31, 2020, the holders of the convertible notes converted a total of $83,253 of principal, interest and fees for a total of 95,216,504 shares of common stock. Related to these conversions during the quarter ended March 31, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $171,962 and a reduction of the debt discount of $61,860 as components of the gain on settlement of debt. During the three months ended March 31, 2020, the Company recorded $76,728 of interest expense related to the amortization of the debt discounts.

During the three months ended March 31, 2020 the Company borrowed $50,000 from a shareholder under the terms of a note payable bearing interest of 8% per annum. The note was repaid with interest (totaling $922) during the three months ended March 31, 2020.

4. Derivative Liabilities

During the three months ended March 31, 2020 and during the year ended December 31, 2019, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the year ended December 31, 2019, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the three months ended March 31, 2020, assuming no expected dividends:

March 31, 2020
Expected volatility	271 – 322%
Risk free interest rate	0.3 – 1.41%
Expected life (in years)	0.5 – 1.5

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of March 31, 2020.

Level 3 Carrying Value as of March 31, 2020
Derivative liabilities:
Embedded conversion feature – convertible debt	$97,410
Embedded conversion feature – preferred stock	85,888
$183,298

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Three Months Ended March 31, 2020
Embedded Conversion Features – Convertible Debt
Balances, as of the beginning of the year	$87,571
Derivative liabilities removed upon debt conversion	(171,962)
Net changes in fair value included in net loss	181,801
Ending balance	$97,410

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$4,751
Derivative liabilities recorded upon issuance of preferred stock	41,392
Derivative liabilities removed upon preferred stock conversion	(77,693)
Net changes in fair value included in net loss	117,438
Ending balance	$85,888

Total ending balance	$183,298

5. Related Party Transactions

(a)

During the three months ended March 31, 2020 and 2019, the Company incurred approximately $33,000 and $35,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of March 31, 2020 and December 31, 2019, the Company owed approximately $145,000 and $190,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the three months ended March 31, 2020 and 2019, the Company incurred approximately $10,000 and $9,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of March 31, 2020 and December 31, 2019, the amounts owed to this related-party vendor were approximately $45,000 and $45,000 respectively.

6. Redeemable Preferred Stock and Stockholders’ Deficit

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

On February 25, 2020, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 47,300 shares for proceeds of $43,000.

Rights and Privileges of the Series A Preferred Stock

Voting – Series A Preferred Stock holders have no voting rights
Dividends – 8% cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. (increases to 22% for an event of default)

Redemption – Company has the right to redeem the shares from the issuance date through 270 days following the issuance date using the table noted in the Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock agreement. After 270 days, except for the Mandatory Redemption, the Company does not have the right to redeem the shares.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and will remeasure the fair value at each reporting period. During 2019, on the issuance dates of the series A preferred stock, the combined estimated fair value of the conversion features were determined to be $207,000. In connection with the fair value of the derivative liability, the Company recorded a total discount to the series A preferred stock of $161,000 and also recorded a deemed distribution of $55,000. During the three months ended March 31, 2020, the Company issued 47,300 shares of series A preferred stock for proceeds of $40,000 and $3,000 of legal costs. Related to this issuance, the Company recorded a derivative liability and discount to the preferred stock of $41,392, which will be amortized to deemed dividends over the redemption period.

During 2019, holders converted 42,000 shares of Series A Preferred stock into 2,977,226 shares of common stock at the Variable Conversion Price as defined above, resulting in a loss on extinguishment of $23,000.

During the three months ended March 31, 2020, the holder of the series A preferred stock converted 107,700 shares of series A preferred stock into 81,700,258 shares of common stock. Related to these conversions during the quarter ended March 31, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $77,693 and a reduction of the debt discount of $102,048 and $91,029 of deemed dividend.

Rights and Privileges of the Series B Preferred Stock

On February 10, 2020, the Company designated and subsequently issued 1,000,000 shares of its newly formed Series B Super Voting Preferred Stock. Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, are is not convertible into shares of common stock. If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share. If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share. The value of the Series B preferred stock issued during the three months ended March 31, 2020 was $277,543 and was recorded to stock-based director compensation expense in the accompanying condensed consolidated statement of operations.

Common Stock

2020

During the three months ended March 31, 2020, the Company sold a total of 26,750,000 shares of common stock for proceeds of $151,250.

During the three months ended March 31, 2020, the Company issued a total of 176,916,762 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

2019

During the three months ended March 31, 2019, the Company sold a total of 1,500,000 shares of common stock for proceeds of $60,000.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2019	4,527,614	0.18
Issued	-	-
Expired	-	-
Balance, March 31, 2020	4,527,614	$0.18

As of March 31, 2020, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
500,000	$0.12	June 1, 2020
2,222,222	$0.23	February 23, 2022
775,000	$0.10	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
4,527,614

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2019	5,690,000	$0.13
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, March 31, 2020	5,690,000	$0.13	$-

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.04	1,500,000	4.1		0.04	1,125,000		0.04
	$0.08	250,000	2.5		0.08	250,000		0.08
	$0.13	1,425,000	2.1		0.13	1,425,000		0.13
	$0.16	225,000	0.9		0.16	225,000		0.16
	$0.19	2,270,000	0.5		0.19	2,270,000		0.19
Cdn$	0.25	20,000	0.5	Cdn$	0.25	20,000	Cdn$	0.25
		5,690,000	2.4		$0.13	5,315,000		$0.14

During the three months ended March 31, 2020, the Company did not issued any options to employees. During the three months ended March 31, 2020 and 2019, the Company recorded $14,906 and $0, respectively, of stock-based compensation expense related to stock option grants. As of March 31, 2020, the Company had no unrecognized compensation expense.

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

During the three months ended March 31, 2020 and 2019, the Company had three and three customers which accounted for 80% and 74%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of March 31, 2020 and December 31, 2019, the Company had five and four customers, respectively, which accounted for 97% and 99%, respectively, of the gross accounts receivable balance.

11. Commitments and Contingencies

Indemnities and Guarantees

We have made certain indemnities and guarantees, under which we may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. We indemnify our officers and directors to the maximum extent permitted under the laws of the State of Nevada. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheets.

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

12. Restatements

During 2019, we discovered that an accounting error had been made related to the Company not properly recording contract assets as required under the relevant accounting guidance for revenue recognition. (As discussed in Note 1 “Revenue Recognition and Deferred Revenue”, contract assets are netted with deferred revenues for balance sheet presentation purposes.) It was determined that the error is immaterial to the 2018 consolidated financial statements; however, correcting the error related to 2018 in 2019 would materially misstate the condensed consolidated financial statements for the three months ended March 31, 2019. As such, we recorded the appropriate adjustment in 2018 and also computed the appropriate amounts related to March 31, 2019 and recorded such in the accompanying condensed consolidated financial statements. See below for a summary of the corrections made for this error:

Account	Previously Recorded Balance	Corrected Balance	Correction Made

Statement of Operations
Cost of revenues	$32,023	$137,023	$105,000
Net loss	$(91,507)	$(196,507)	$105,000
Loss per share	$(0.00)	$(0.00)	$-

Statement of Cash Flows
Deferred revenues, net	$(139,495)	$(34,495)	$(105,000)

13. Subsequent Events

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

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is currently analyzing the potential impacts to its business. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company. However, it could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

Subsequent to March 31, 2020, the Company issued a total of 543,290,337 shares of common stock for the conversion of debt, accrued interest and fees totaling $361,854, and also issued 117,506,731 shares of common stock for the conversion of series A preferred stock and accrued dividends totaling $78,790.

On May 7, 2020, the Company increased its authorized shares to 1,500,000,000 shares, of which 1,490,000,000 are authorized shares of common stock with a par value of $0.001 per share and 10,000,000 will be preferred stock with a par value of $0.001 per share.

On May 8, 2020 the Company issued 47,300 shares of series A preferred stock for cash of $ 42,570.

On June 8, 2020, one of the convertible note holders exercised their warrant on a cashless basis and the Company issued 44,130,435 shares of common stock.

On June 4, 2020, the Company issued 52,800 shares of series A preferred stock for cash proceeds of $48,000.

In June 2020, the Company issued a total of 26,828,800 shares of common stock to settle amounts owed to the Company's CEO and VP of Operations $67,072.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three-month period ended March 31, 2020. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three-month period ended March 31, 2019 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the three months of 2020, the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly-owned subsidiary Nimbo Tracking and direct to customer brands Medallion GPS and CU TRAK. In addition to the Company’s Master Distributors and Sales Agents, all three brands are marketed through the T-Mobile/Sprint IOT Factory platform and its respective Sales & Marketing Channels across the United States of America in seven geographic markets and the Territory of Puerto Rico.

Notable highlights of the three-month period ended March 31, 2020 include the following Company achievements:

The Company announced an exclusive and multi-year Nationwide Partnership Agreement with County Executives of America representing 700 Counties with over 450,000 self-insured commercial assets.

The Company launched Next Generation Platform Medallion GPS PRO for Light-Commercial Fleets with its Patent-Pending Digital Telematics Signature used for normalizing and scoring of driver behavior based on actuarial insurance metrics.

The Company signed a Sales & Marketing Agreement with Michigan Credit Union League Service Corporation (“MCULSC”) for the distribution of CU TRAK product line enabling Credit Unions to finance more members, improve loan performance, and to provide peace-of-mind for members and their families.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of March 31, 2020, the Company’s current assets were $23,606, a decrease of 11% over the three-month period. Contributing to the net decrease to current assets was the reduction in sales during the period as a result of COVID-19 impacting Franchise and Pre-Owned Automotive Dealerships and the breach of terms of a distributor responsible for one of the Company’s house accounts. The Company expects to recover this loss business or receive monetary proceeds from settlement in 2020. The Company will focus its sales efforts on higher-margin opportunities across the T-Mobile/Sprint IoT Platform for all Company brands along with a focus on County Executive and Credit Union opportunities through recently announced partnerships.

Current liabilities increased $61,863, or 5%, over the three months, primarily due to the derivative liabilities that were established during 2019 and the three months ended March 31, 2020, and the amortization of debt issuance costs.

The Company finished the three-month period ended March 31, 2020, with a working capital deficiency of $1,342,624, a deterioration of $64,740 over the three months. Of the total working capital deficiency, $170,321 is short-term deferred revenue liabilities, net that will convert to revenues and cost of sales. During the three months ended March 31, 2020, the Company raised $191,250 in cash proceeds from the sale of shares of the Company’s common stock and series A preferred stock. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Deficit

The Company’s total assets as of March 31, 2020 were $529,114, a decrease of $2,877 over the three months. This decrease was commensurate with the respective changes in current assets previously discussed.

Total liabilities increased $67,066 or 5% over the three months. This increase was composed primarily of the $154,464 increase in derivative liabilities and convertible debt, net, and a decrease of $87,398 of accounts payable and deferred revenues, net, during the three months.

The above resulted in total stockholders’ deficit of $911,084, an increase of $51,882 from December 31, 2019. This change is a result of the net loss and deemed dividends for the three months ended March 31, 2020, offset by the $191,250 of cash proceeds from the sale of shares of the Company’s common stock and series A preferred stock during the three months.

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

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is currently analyzing the potential impacts to its business. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company. However, it could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

Results of Operations

Revenues and Net Loss For the Three Months Ended March 31, 2020

Revenues

The Company had revenues of $111,799 for the three months ended March 31, 2020, a 54% decrease over the similar period in 2019. Sales decrease was attributed to COVID-19 and its impact on Franchise and Pre-owned automotive dealerships along with the breach of terms of a distributor responsible for one of the Company’s house accounts. As stated in the CEO Outlook for 2020, the Company expects resolution on breach of terms with its house account along with additional revenue contribution from its new partnerships with County Executives and MCULSC in second half of 2020.

The three-month gross profit of $43,850 representing 40% gross margin compared to $108,374 and 44% gross margin over the similar period in 2019. As revenues have decreased over the prior year, more of the Company’s sales are with one particular distributor whose pricing with the Company is lower than our average selling price, resulting in lower margins for the three-month period ended March 31, 2020 compared to the same period during 2019.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the three months ended March 31, 2020 totaled $443,715 representing a 46% increase in the operating expenses reported in the same period in 2019. This increase is due to the value of the Series B preferred stock that was issued during the quarter ended March 31, 2020 and valued at $277,543.  Included in other income (expenses) for the three months ended March 31, 2020 is $(299,239) and $0, respectively of change in fair value of derivative liabilities. During the three months ended March 31, 2020, the Company recorded a loss on the settlement of debt totaling $77,610 for the conversions of debt. During the three months ended March 31, 2020, the Company recorded $82,459 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiatives.

Net Loss

The Company had a net loss of $859,173 for the three months ended March 31, 2020, an increase of $662,666 over the same period in 2019, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw no change in its ending cash balance ($0) over the three months ended March 31, 2020. Net cash of $191,250 used in operating activities was offset by net financing cash of $191,250 raised via private placements and from the issuance of convertible debt. Cash at the end of the period was $0.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  We identified the following material weakness:

Our discovery of an error that was corrected in 2019, to properly account for our contract assets in accordance with relevant accounting guidance for revenue recognition.

 As additional resources become available, we will work to remediate this identified material weakness.

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

During the three months covered by this report and ended March 31, 2020, the following securities were sold or issued:

During the three months ended March 31, 2020, the Company sold a total of 26,750,000 shares of common stock for proceeds of $151,250.

During the three months ended March 31, 2020, the Company issued a total of 176,916,762 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

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

IGEN Networks Corp

July 3, 2020	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

