Form 10-Q
period 2020-06-30
IGEN NETWORKS CORP
filed 2020-08-19
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020.

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

The number of shares of the registrant’s common stock issued and outstanding as of August 12, 2020 is 1,089,088,573.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and six month periods ended June 30, 2020 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2020

(Unaudited – Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash	$-	$-
Accounts and other receivables, net	3,508	18,136
Inventory	8,375	4,334
Prepaid expenses and deposits	-	4,013
Total Current Assets	11,883	26,483

Goodwill	505,508	505,508
Total Assets	$517,391	$531,991

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$926,772	$983,358
Current portion of deferred revenue, net of contract assets	142,621	207,566
PPP note payable	60,049	-
Convertible debentures, net of discount of $58,623 and $343,398, respectively	29,148	21,121
Derivative liabilities	539,693	92,322
Total Current Liabilities	1,698,283	1,304,367

Deferred revenue, net of current portion and contract assets	47,057	54,899
Total Liabilities	1,745,340	1,359,266

Commitment and contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 9,000,000 shares with $0.001 par value, 159,800 shares and 160,600 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively, net of discount of $142,425 and $121,934, respectively, aggregate liquidation preference of $88,375 and $153,862 as of June 30, 2020 and December 31, 2019, respectively	67,305	31,927

Stockholders’ Deficit
Series B preferred stock: Authorized – 1,000,000 shares with $0.001 par value issued and outstanding – 1,000,000 and 0 shares, as of June 30, 2020 and December 31, 2019, respectively, aggregate liquidation preference of $1,000 as of June 30, 2020	1,000	-
Common stock: Authorized – 1,490,000,000 shares with $0.001 par value issued and outstanding – 1,009,665,261 and 74,242,196 shares, as of June 30, 2020 and December 31, 2019, respectively	1,009,665	74,242

Additional paid-in capital	12,516,383	10,697,216

Accumulated Deficit	(14,822,302)	(11,630,660)
Total Stockholders’ Deficit	(1,295,254)	(859,202)
Total Liabilities and Stockholders’ Deficit	$517,391	$531,991

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Sales, services	$97,058	$198,481	$207,183	$443,878
Sales, other	6,762	-	8,436	-
Total Revenues	103,820	198,481	215,619	443,878
Cost of goods sold	24,595	114,098	92,544	251,121
Gross Profit	79,225	84,383	123,075	192,757

Expenses:
Selling, general and administrative	136,953	138,774	212,200	308,642
Management and consulting fees	61,784	34,414	114,836	79,898
Payroll and related	34,366	100,180	72,239	189,709
Stock-based director expense	-	-	277,543	-
Total Expenses	233,103	273,368	676,818	578,249
Loss Before Other Income (Expense)	(153,878)	(188,985)	(553,743)	(385,492)
Other Income (Expense):
Accretion of discounts on convertible debentures	(33,336)	-	(110,064)	-
Change in fair value of derivative liabilities	(1,048,462)	177,877	(1,347,701)	177,877
Loss on extinguishment of debt	(195,908)	-	(273,518)	-
Interest expense	(191,712)	(120,508)	(197,443)	(120,508)
Total Other Expense, net	(1,469,418)	57,369	(1,928,726)	57,369

Net Loss	(1,623,296)	(131,616)	(2,482,469)	(328,123)
Increase in value of warrants	(370,726)	-	(370,726)	-
Accrued and deemed dividends on redeemable convertible preferred stock	(245,676)	(169,709)	(338,447)	(169,709)
Net loss attributable to common stockholders	$(2,239,698)	$(301,325)	$(3,191,642)	$(497,832)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	711,546,667	$68,214,970	$406,173,893	$67,680,440

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	160,600	$31,927	-	$-	74,242,196	$74,242	$10,697,216	$(11,630,660)	$(859,202)

Shares of Series A preferred stock for cash, net of costs and discounts	47,300	1,608	-	-	-	-	-	-	-

Issuance of Series B preferred stock	-	-	1,000,000	1,000	-	-	276,543	-	277,543

Conversion of Series A preferred shares to common stock	(107,700)	(21,411)	-	-	81,700,258	81,700	103,693	(91,029)	94,364

Accrued dividends on Series A preferred stock	-	1,742	-	-	-	-	-	(1,742)	(1,742)

Shares of common stock issued for cash	-	-	-	-	26,750,000	26,750	124,500	-	151,250

Shares of common stock issued for exercise of convertible note, including fees	-	-	-	-	95,216,504	95,217	175,753	-	270,970

Stock-based compensation	-	-	-	-	-	-	14,906	-	14,906

Net loss	-	-	-	-	-	-	-	(859,173)	(859,173)

Balance, March 31, 2020	100,200	13,866	1,000,000	1,000	277,908,958	277,909	11,392,611	(12,582,604)	(911,084)

Shares of Series A preferred stock for cash, net of costs and discounts	100,100	-	-	-	-	-	-	(156,472)	(156,472)

Conversion of Series A preferred shares to common stock	(40,500)	(10,115)	-	-	117,506,731	117,507	37,230	(25,650)	129,087

Accrued dividends on Series A preferred stock	-	63,554	-	-	-	-	-	(63,554)	(63,554)

Shares of common stock issued for exercise of convertible note, including fees	-	-	-	-	524,841,289	524,841	738,152	-	1,262,993

Cashless exercise of warrant	-	-	-	-	62,579,483	62,579	(62,579)	-	-

Issuance of common stock for conversion of payables	-	-	-	-	26,828,800	26,829	40,243	-	67,072

Increase in value of warrants	-	-	-	-	-	-	370,726	(370,726)	-

Net loss								(1,623,296)	(1,623,296)

Balance, June 30, 2020	159,800	$67,305	1,000,000	$1,000	1,009,665,261	$1,009,665	$12,516,383	$(14,822,302)	$(1,295,254)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	-	$-	-	$-	66,714,970	$66,715	$10,426,245	$(11,049,499)	$(556,539)

Shares of common stock issued for cash	-	-	-	-	1,500,000	1,500	58,500	-	60,000

Net loss	-	-	-	-	-	-	-	(196,507)	(196,507)

Balance, March 31, 2019	-	-	-	-	68,214,970	68,215	10,484,745	(11,246,006)	(693,046)

Shares of Series A preferred stock issued for cash, net of costs and discounts	144,300	-	-	-	-	-	-	-	-

Accrued dividends on Series A preferred stock		1,642	-	-	-	-	-	(1,642)	(1,642)

Deemed dividends on Series A preferred stock	-	-	-	-	-	-	-	(168,067)	(168,067)

Stock-based compensation	-	-	-	-	-	-	15,000	-	15,000

Net loss	-	-	-	-	-	-	-	(131,616)	(131,616)

Balance, June 30, 2019	144,300	$1,642	-	$-	68,214,970	$68,215	$10,499,745	$(11,547,331)	$(979,371)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,482,469)	$(328,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	110,064	120,000
Change in fair value of derivative liabilities	1,347,701	(177,877)
Depreciation	-	-
Loss on extinguishment of debt	273,518	-
Shares issued for services	-	-
Stock-based compensation	292,449	34,500
Changes in operating assets and liabilities:
Accounts and other receivables	14,628	(2,695)
Inventory	(4,041)	33,460
Prepaid expenses and deposits	-	4,484
Accounts payable and accrued liabilities	165,488	162,825
Deferred revenue	(72,787)	(115,246)
Net Cash Used in Operating Activities	(355,449)	(268,672)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	(50,000)	-
Proceeds from issuance of common stock	151,250	60,000
Proceeds from notes payable and convertible debentures, net	129,199	40,000
Proceeds from issuance of preferred stock, net	125,000	125,000
Net Cash Provided by Financing Activities	355,449	225,000

Change in Cash	-	(43,672)
Cash, Beginning of Period	-	56,823
Cash, End of Period	$-	$13,151
Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$1,533,960	$-
Derecognition of notes payable and accrued interest	$(321,776)	$-
Derecognition of unamortized discount	$199,710	$-
Derecognition of derivative liabilities	$(1,330,331)	$-
Conversion of preferred stock
Fair value of common shares issued	$340,132	$-
Derecognition of preferred stock	$(208,839)	$-
Derecognition of unamortized discount	$177,313	$-
Derecognition of derivative liabilities	$(182,687)	$-
Deemed dividend	$(314,437)	$-
Discount related to issuance of preferred stock	$131,962	$125,000
Deemed dividends on preferred stock (excluding conversions)	$(65,286)	$(169,709)
Cashless exercise of warrants	$62,579	$-
Original issue discount on convertible debt	$-	$8,500
Increase in value of warrants	$370,726	$-
Conversion of accrued liabilities with issuance of common stock	$67,073	$-
Reclassification of security deposit to accounts payable	$4,013	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,686,400 and an accumulated deficit of $14,822,302 as of June 30, 2020, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was approximately $36,000 and $21,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of June 30, 2020 and December 31, 2019.

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at June 30, 2020 and December 31, 2019, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets and when cash payments are received from customers in advance of the Company’s performance. Deferred revenues totaled $261,447 and $405,553 as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company recorded additions to deferred revenues of $60,194 and recognized total revenues of $204,300 through the amortization of deferred revenues. During the six months ended June 30, 2020, the Company recognized revenues of $187,766 related to deferred revenues outstanding as of December 31, 2019 as the services were performed.

Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

Deferred revenues are recorded net of contract assets. Contract assets represent the costs of the underlying hardware to enable the Company to perform on its contracts with customers. As of June 30, 2020 and December 31, 2019, the contract asset balance totaled $71,769 and $143,088, respectively, which have been recorded as reductions in deferred revenues in the accompanying condensed consolidated balance sheets.

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

Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC Topic 815-40 "Contracts in Entity's Own Equity." The Company classifies as assets or liabilities any contracts that require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside our control or give the counterparty a choice of net-cash settlement or settlement in shares. The Company assesses classification of its free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of June 30, 2020 and 2019, the Company has 400,697,063 and 8,089,673 potentially dilutive shares outstanding, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

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

Per the terms of the Common Stock Purchase Warrant agreement, on May 17, 2019, the Company issued a warrant to purchase 250,000 shares of common stock with an Exercise Price of $0.10 subject to adjustment (standard anti-dilution features). The agreement contains a down-round provision that automatically resets the exercise price of the warrant to a new exercise price that is equal to the per share price of common stock subsequently issued (including conversions of debt and preferred stock).  Upon the lowing of the exercise price, the number of warrants will be increased such that the total proceeds upon exercise is the same amount (see Note 7).  If the Market Price of one shares of common stock is greater than the Exercise Price, the Holder may elect to receive Warrant Shares pursuant to cashless exercise, in lieu of cash exercise, per a defined formula in the agreement.

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

On June 19, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $142,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $122,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which will be amortized to interest expense over the term of the note using the effective interest method.

During the six months ended June 30, 2020, the holders of the convertible notes converted a total of $321,776 of principal, interest and fees for a total of 620,057,793 shares of common stock. Related to these conversions during the quarter ended March 31, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $1,138,404 and a reduction of the debt discount of $199,710 as components of the loss on settlement of debt. During the six months ended June 30, 2020, the Company recorded $110,064 of interest expense related to the amortization of the debt discounts.

During the three months ended March 31, 2020 the Company borrowed $50,000 from a shareholder under the terms of a note payable bearing interest of 8% per annum. The note was repaid with interest (totaling $922) during the three months ended March 31, 2020.

On May 4, 2020, the Company entered into a PPP Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the SBA and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the procceds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan.

4. Derivative Liabilities

During the six months ended June 30, 2020 and during the year ended December 31, 2019, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the six month ended Jun 30, 2020 and during year ended December 31, 2019, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the six months ended June 30, 2020, assuming no expected dividends:

June 30, 2020
Expected volatility	271 – 322%
Risk free interest rate	0.3 – 1.41%
Expected life (in years)	0.5 – 1.5

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of June 30, 2020.

Level 3 Carrying Value as of June 30, 2020
Derivative liabilities:
Embedded conversion feature – convertible debt	$425,352
Embedded conversion feature – preferred stock	114,341
$539,693

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Six Months Ended June 30, 2020
Embedded Conversion Features – Convertible Debt
Balances, as of the beginning of the year	$87,571
Derivative liabilities recorded upon issuance of convertible debt	141,667
Derivative liabilities derecognized upon debt conversion	(1,138,404)
Net changes in fair value included in net loss	1,334,518
Ending balance	$425,352

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$4,751
Derivative liabilities recorded upon issuance of preferred stock	288,435
Derivative liabilities removed upon preferred stock conversion	(191,927)
Net changes in fair value included in net loss	13,082
Ending balance	$114,341

Total ending balance	$539,693

5. Related Party Transactions

(a)

During the six months ended June 30, 2020 and 2019, the Company incurred approximately $73,000 and $59,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of June 30, 2020 and December 31, 2019, the Company owed approximately $103,000 and $190,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the six months ended June 30, 2020 and 2019, the Company incurred approximately $11,000 and $53,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of June 30, 2020 and December 31, 2019, the amounts owed to this related-party vendor were approximately $25,000 and $45,000 respectively.

(c)	During the six months ended June 30, 2020, the Company issued 26,828,800 shares of common stock for the conversion of $67,072 of accrued expenses owed to the CEO and VP of Operations.

6. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 9,000,000 of these shares as Series A Convertible Preferred Stock.

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

During the quarter ended June 30, 2020, the Company entered into two Series A Preferred Stock Purchase Agreements with an investor. The Company issued 100,100 shares for proceeds of $91,000.

Rights and Privileges of the Series A Preferred Stock

☐	Voting – Series A Preferred Stock holders have no voting rights
☐	Dividends – 8% cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. (increases to 22% for an event of default)
☐

Redemption – Company has the right to redeem the shares from the issuance date through 270 days following the issuance date using the table noted in the Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock agreement. After 270 days, except for the Mandatory Redemption, the Company does not have the right to redeem the shares.

☐

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

☐

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

☐	Default Adjustments – Upon the occurrence of any Event of Default, the Stated Value will be increased between 150% and 200%, depending on the Event of Default.

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During 2019, on the issuance dates of the series A preferred stock, the combined estimated fair value of the conversion features were determined to be $207,000. In connection with the fair value of the derivative liability, the Company recorded a total discount to the series A preferred stock of $161,000 and also recorded a deemed distribution of $55,000. During the three months ended March 31, 2020, the Company issued 47,300 shares of series A preferred stock for proceeds of $40,000 and $3,000 of legal costs. Related to this issuance, the Company recorded a derivative liability and discount to the preferred stock of $41,392, which will be amortized to deemed dividends over the redemption period.

During 2019, holders converted 42,000 shares of Series A Preferred stock into 2,977,226 shares of common stock at the Variable Conversion Price as defined above, resulting in a loss on extinguishment of $23,000.

During the six months ended June 30, 2020, the holder of the series A preferred stock converted 148,200 shares of series A preferred stock and accrued dividends into 199,206,989 shares of common stock. Related to these conversions during the six months ended June 30, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $191,927 and a reduction of the preferred stock discount of $177,313 and $116,672 of deemed dividend.

Rights and Privileges of the Series B Preferred Stock

On February 10, 2020, the Company designated and subsequently issued 1,000,000 shares of its newly formed Series B Super Voting Preferred Stock. Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, is not convertible into shares of common stock. If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share. If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share. The grant date fair value of the Series B preferred stock issued during the three months ended March 31, 2020 was $277,543 and was recorded to stock-based director compensation expense in the accompanying condensed consolidated statement of operations.

Common Stock

2020

During the six months ended June 30, 2020, the Company sold a total of 26,750,000 shares of common stock for proceeds of $151,250.

During the six months ended June 30, 2020, the Company issued a total of 819,264,782 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

During the six months ended June 30, 2020, the Company issued 62,579,483 shares of common stock for the cashless exercise of warrants.

During the six months ended June 30, 2020, the Company issued 26,828,800 shares of common stock for the conversion of accrued expenses owed to the CEO and VP of Operations.

2019

During the six months ended June 30, 2019, the Company sold a total of 1,500,000 shares of common stock for proceeds of $60,000.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2019	4,527,614	0.18
Issued	-	-
Adjusted for triggered down-round provisions	315,521,528	0.00
Exercised	(63,623,768)	0.00
Expired	(500,000)	0.12
Balance, June 30, 2020	255,925,374	$0.00

As of June 30, 2020, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.23	February 23, 2022
252,672,760	$0.00	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
255,925,374

During the six months ended June 30, 2020, the Company recognized the triggering of the down-round provisions of certain warrants associated with the convertible debt instruments issued in 2019.  As a result, reset the exercise price and increased the number of warrant shares accordingly.  As of June 30, 2020, the new exercise price for the warrants is $0.000245 per share.  Per the relevant accounting guidance, the Company valued the warrants before and after each triggering event and recorded the total increase in value as a deemed dividend to the warrant holder with an offset to additional paid in capital.  For the six months ended June 30, 2020, the increase in value of the warrants due to the triggering events totaled $370,726 and was properly included in the Company’s earnings per share amounts on the accompanying statement of operations.

8.Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2019	5,690,000	$0.13
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, June 30, 2020	5,690,000	$0.13	$-

		Outstanding				Exercisable
Range of exercise prices		Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price		Number of shares	Weighted average exercise price

	$0.04	1,500,000	4.1		0.04	1,125,000		0.04
	$0.08	250,000	2.5		0.08	250,000		0.08
	$0.13	1,425,000	2.1		0.13	1,425,000		0.13
	$0.16	225,000	0.9		0.16	225,000		0.16
	$0.19	2,270,000	0.5		0.19	2,270,000		0.19
Cdn$	0.25	20,000	0.5	Cdn$	0.25	20,000	Cdn$	0.25
		5,690,000	2.4		$0.13	5,315,000		$0.14

During the six months ended June 30, 2020, the Company did not issued any options to employees. During the six months ended June 30, 2020 and 2019, the Company recorded $15,000 and $15,000, respectively, of stock-based compensation expense related to stock option grants. As of June 30, 2020, the Company had no unrecognized compensation expense.

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

10. Risks & Uncertainties

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

During the six months ended June 30, 2020 and 2019, the Company had four and two customers which accounted for 82% and 67%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of June 30, 2020 and December 31, 2019, the Company had five and four customers, respectively, which accounted for 94% and 99%, respectively, of the gross accounts receivable balance.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Through June 30, 2020, COVID-19 has had an impact on the economy, the auto industry, and the Company’s 2020 revenue activity. Looking forward, it could continue to have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

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

The Company has filed a lawsuit against a distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000.  Management believes the currently scheduled trial date in October 2020 will be delayed into early 2021 as a result of the backlog of cases due to COVID-19.

12. Restatements

During 2019, we discovered that an accounting error had been made related to the Company not properly recording contract assets as required under the relevant accounting guidance for revenue recognition. (As discussed in Note 1 “Revenue Recognition and Deferred Revenue”, contract assets are netted with deferred revenues for balance sheet presentation purposes.) It was determined that the error is immaterial to the 2018 consolidated financial statements; however, correcting the error related to 2018 in 2019 would materially misstate the condensed consolidated financial statements for the three and six months ended June 30, 2019. As such, we recorded the appropriate adjustment in 2018 and also computed the appropriate amounts related to June 30, 2019 and recorded such in the accompanying condensed consolidated financial statements. See below for a summary of the corrections made for this error:

Account	Previously Recorded Balance	Corrected Balance	Correction Made

For the three months ended June 30, 2019:
Statement of Operations
Cost of revenues	$85,098	$114,098	$29,000
Net loss	$(102,616)	$(131,616)	$29,000
Loss per share	$(0.00)	$(0.00)	$-

For the six months ended June 30, 2019:
Statement of Operations
Cost of revenues	$117,121	$251,121	$134,000
Net loss	$(194,123)	$(328,123)	$134,000
Loss per share	$(0.01)	$(0.01)	$-

Statement of Cash Flows
Deferred revenues, net	$(249,246)	$(115,495)	$(134,000)

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

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is currently analyzing the potential impacts to its business. Through June 30, 2020, COVID-19 has had an impact on the economy, the auto industry, and the Company’s 2020 revenue activity. Looking forward, it could continue to have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

Subsequent to June 30, 2020, the Company issued a total of 38,964,105 shares of common stock for the conversion of debt, accrued interest and fees totaling $51,178, issued 32,459,207 shares of common stock for the cashless exercise of warrants, and issued 8,000,000 shares of common stock valued at $56,000 as a commitment fee in connection with the Equity Purchase Agreement signed with an investor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and six month periods ended June 30, 2020. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three and six month periods ended June 30, 2019 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements and information in this MD&A may not be based on historical facts and may constitute forward-looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”), including our business outlook for the short and longer term and our strategy, plans and future operating performance. Forward-looking statements are provided to help you understand our views of our short and longer term prospects. We caution you that forward-looking statements may not be appropriate for other purposes. We will not update or revise any forward-looking statements unless we are required to do so by securities laws. Forward-looking statements:

☐	Typically include words and phrases about the future such as “outlook”, “may”, “estimates”, “intends”, “believes”, “plans”, “anticipates” and “expects”;

☐	Are not promises or guarantees of future performance. They represent our current views and may change significantly;

☐	Are based on a number of assumptions, including those listed below, which could prove to be significantly incorrect:

-	Our ability to find viable companies in which to invest
-	Our ability successfully manage companies in which we invest
-	Our ability to successfully raise capital
-	Our ability to successfully expand and leverage the distribution channels of our portfolio companies;
-	Our ability to develop new distribution partnerships and channels
-	Expected tax rates and foreign exchange rates.

☐

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

Overview

During the six months of 2020, the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly owned subsidiary Nimbo Tracking LLC and direct to customer brands Medallion GPS PRO and CU TRAK. In addition to the Company’s Master Distributors and Sales Agents, all three brands are marketed through the T-Mobile IOT Factory platform and its respective Sales & Marketing Channels across the United States of America in seven geographic markets and the Territory of Puerto Rico.

Notable highlights of the six-month period ended June 30, 2020 include the following Company achievements:

The Company announced an exclusive and multi-year Nationwide Partnership Agreement with County Executives of America representing 700 Counties with over 450,000 self-insured commercial assets.

The Company launched Medallion GPS PRO for Light-Commercial Fleets with its Patent-Pending Digital Telematics Signature used for normalizing and scoring of driver behavior based on actuarial insurance metrics.

The Company signed a Sales & Marketing Agreement with Michigan Credit Union League Service Corporation (“MCULSC”) for the distribution of CU TRAK product line enabling Credit Unions to finance more members, improve loan performance, and to provide peace-of-mind for members and their families.

The Company launched the Next-Generation (NextGen) Platform for the Consumer Automotive Markets that included IGEN’s Patented “Digital Telematics Signature” for Universal Scoring of Driving Behavior.The NextGen Platform establishes a framework for the Company to expand its online presence along with expanding its customer base across the consumer automotive markets.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Through June 30, 2020, COVID-19 has had an impact on the economy, the auto industry, and the Company’s 2020 revenue activity. Looking forward, it could continue to have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of June 30, 2020, the Company’s current assets were $11,883, a decrease of 55% over the six-month period. Contributing to the net decrease to current assets was the reduction in sales during the period as a result of COVID-19 impacting Franchise and Pre-Owned Automotive Dealerships and the breach of terms of a distributor responsible for one of the Company’s house accounts. The Company expects to recover this loss business or receive monetary proceeds from settlement in 2020. The Company will focus its sales efforts on higher-margin opportunities across the T-Mobile/Sprint IoT Platform for all Company brands along with a focus on County Executive and Credit Union opportunities through recently announced partnerships.

Current liabilities increased $393,916, or 30%, over the three months, primarily due to the derivative liabilities that were established during 2019 and the six months ended June 30, 2020, and the amortization of debt issuance costs.

The Company finished the six-month period ended June 30, 2020, with a working capital deficiency of $1,686,400, a deterioration of $408,516 over the six months. Of the total working capital deficiency, $142,621 is short-term deferred revenue liabilities, net that will convert to revenues and cost of sales. During the six months ended June 30, 2020, the Company raised a total of $405,449 in cash proceeds from (1) the sale of shares of the Company’s common stock and series A preferred stock, (2) from the proceeds of a PPP loan and (3) a convertible note. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Deficit

The Company’s total assets as of June 30, 2020 were $517,391, a decrease of $14,600 over the six months. This decrease was commensurate with the respective changes in current assets previously discussed.

Total liabilities increased $386,074 or 28% over the six months. This increase was composed primarily of the $515,447 increase in derivative liabilities, PPP loan, and convertible debt, net, and a decrease of $129,373 of accounts payable and deferred revenues, net, during the six months.

The above resulted in total stockholders’ deficit of $1,295,254, an increase of $436,052 from December 31, 2019. This change is a result of the net loss and deemed dividends for the six months ended June 30, 2020, offset by the $276,250 of cash proceeds from the sale of shares of the Company’s common stock and series A preferred stock during the six months.

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

Results of Operations

Revenues and Net Loss For the Three Months Ended June 30, 2020

Revenues

The Company had revenues of $103,820 for the three months ended June 30, 2020, a 48% decrease over the similar period in 2019. Sales decrease was attributed to COVID-19 and its impact on Franchise and Pre-owned automotive dealerships along with the breach of terms of a distributor responsible for one of the Company’s house accounts. As stated in the CEO Outlook for 2020, the Company expects resolution on breach of terms with its house account along with additional revenue contribution from its new partnerships with County Executives and MCULSC in second half of 2020.

The three-month gross profit of $79,225 representing 76% gross margin compared to $84,383 and 43% gross margin over the similar period in 2019. During the three months ended June 30, 2020, the Company had a one-time correction to the amounts owed its main supplier of GPS units, resulting in a reduction of cost of sales of approximately $20,000, or an increase in margin of 19%. Additionally, the Company continues to focus its sales efforts on sales that generate higher than average margins.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the three months ended June 30, 2020 totaled $233,103 representing a 15% decrease in the operating expenses reported in the same period in 2019. Included in other income (expenses) for the three months ended June 30, 2020 and 2019 is $(1,048,462) and $177,877, respectively of change in fair value of derivative liabilities. During the three months ended June 30, 2020, the Company recorded a loss on the settlement of debt totaling $195,908 for the conversions of debt. During the three months ended June 30, 2020, the Company recorded $191,712 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiatives.

Net Loss

The Company had a net loss of $1,623,296 for the three months ended June 30, 2020, an increase of $1,491,680 over the same period in 2019, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss For the Six Months Ended June 30, 2020

Revenues

The Company had revenues of $215,619 for the six months ended June 30, 2020, a 51% decrease over the similar period in 2019. Sales decrease was attributed to COVID-19 and its impact on Franchise and Pre-owned automotive dealerships along with the breach of terms of a distributor responsible for one of the Company’s house accounts. As stated in the CEO Outlook for 2020, the Company expects resolution on breach of terms with its house account along with additional revenue contribution from its new partnerships with County Executives and MCULSC in second half of 2020.

The six-month gross profit of $123,075 represents a 57% gross margin compared to $192,757 and 43% gross margin over the similar period in 2019. During the six months ended June 30, 2020, the Company had a one-time correction to the amounts owed its main supplier of GPS units, resulting in a reduction of cost of sales of approximately $20,000. As revenues have decreased over the prior year, more of the Company’s sales are with one particular distributor whose pricing with the Company is lower than our average selling price, resulting in lower margins for the six-month period ended June 30, 2020 compared to the same period during 2019.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the six months ended June 30, 2020 totaled $676,818 representing a 17% increase in the operating expenses reported in the same period in 2019. This increase is due to the value of the Series B preferred stock that was issued during the six months ended June 30, 2020 and valued at $277,543. Included in other income (expenses) for the six months ended June 30, 2020 and 2019 is $(1,347,701) and $177,877, respectively of change in fair value of derivative liabilities. During the six months ended June 30, 2020, the Company recorded a loss on the settlement of debt totaling $273,518 for the conversions of debt. During the six months ended June 30, 2020, the Company recorded $197,443 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the Sprint IoT Factory initiatives.

Net Loss

The Company had a net loss of $2,482,469 for the six months ended June 30, 2020, an increase of $2,154,346 over the same period in 2019, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw no change in its ending cash balance ($0) over the six months ended June 30, 2020. Net cash of $355,449 used in operating activities was offset by net financing cash of $355,449 raised via private placements and from the issuance of convertible debt and a PPP loan. Cash at the end of the period was $0.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). We identified the following material weakness:

☐	Our discovery of an error that was corrected in 2019, to properly account for our contract assets in accordance with relevant accounting guidance for revenue recognition.

As additional resources become available, we will work to remediate this identified material weakness.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company has filed a lawsuit against a distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000.  Management believes the currently scheduled trial date in October 2020 will be delayed into early 2021 as a result of the backlog of cases due to COVID-19.

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

During the six months covered by this report and ended June 30, 2020, the following securities were sold or issued:

During the six months ended June 30, 2020, the Company sold a total of 26,750,000 shares of common stock for proceeds of $151,250.

During the six months ended June 30, 2020, the Company issued a total of 819,264,782 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

During the six months ended June 30, 2020, the Company issued 62,579,483 shares of common stock for the cashless exercise of warrants.

During the six months ended June 30, 2020, the Company issued 26,828,800 shares of common stock for the conversion of accrued expenses owed to the CEO and VP of Operations.

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

During the quarter ended June 30, 2020, the Company entered into two Series A Preferred Stock Purchase Agreements with an investor. The Company issued 100,100 shares for proceeds of $91,000.

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

IGEN Networks Corp

August 19, 2020	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

