Form 10-Q
period 2020-09-30
IGEN NETWORKS CORP
filed 2020-11-16
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020.

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

The number of shares of the registrant’s common stock issued and outstanding as of November 4, 2020 is 1,162,447,714.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and nine month periods ended September 30, 2020 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2020

(Unaudited - Expressed in U.S. Dollars)

F-1

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash	$23,920	$-
Accounts and other receivables, net	900	18,136
Inventory	11,663	4,334
Prepaid expenses and deposits	-	4,013
Total Current Assets	36,483	26,483

Goodwill	505,508	505,508
Total Assets	$541,991	$531,991

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$956,661	$983,358
Current portion of deferred revenue, net of contract assets	106,282	207,566
Notes payable	211,605	-
Convertible debentures, net of discount of $44,178 and $343,398, respectively	18,579	21,121
Derivative liabilities	102,626	92,322
Total Current Liabilities	1,395,753	1,304,367

Deferred revenue, net of current portion and contract assets	38,528	54,899
Total Liabilities	1,434,281	1,359,266

Commitment and contingencies

Redeemable convertible preferred stock - Series A:
Authorized - 9,000,000 shares with $0.001 par value, 205,700 shares and 160,600 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively, net of discount of $142,174 and $121,934, respectively, aggregate liquidation preference of $209,777 and $153,862 as of September 30, 2020 and December 31, 2019, respectively	35,439	31,927

Stockholders’ Deficit
Series B preferred stock: Authorized - 1,000,000 shares with $0.001 par value issued and outstanding - 1,000,000 and 0 shares, as of September 30, 2020 and December 31, 2019, respectively, aggregate liquidation preference of $1,000 as of September 30, 2020	1,000	-
Common stock: Authorized - 1,490,000,000 shares with $0.001 par value issued and outstanding - 1,144,394,069 and 74,242,196 shares, as of September 30, 2020 and December 31, 2019, respectively	1,144,394	74,242

Additional paid-in capital	12,896,451	10,697,216

Accumulated Deficit	(14,969,574)	(11,630,660)
Total Stockholders’ Deficit	(927,729)	(859,202)
Total Liabilities and Stockholders’ Deficit	$541,991	$531,991

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

F-2

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Sales, services	$77,996	$150,007	$285,179	$593,885
Sales, other	-	-	8,436	-
Total Revenues	77,996	150,007	293,615	593,885
Cost of goods sold	43,118	89,732	135,662	340,853
Gross Profit	34,878	60,275	157,953	253,032

Expenses:
Selling, general and administrative	182,032	129,532	394,232	438,174
Management and consulting fees	45,112	63,375	159,948	143,273
Payroll and related	27,318	61,596	99,557	251,305
Stock-based director expense	-	-	277,543	-
Total Expenses	254,462	254,503	931,280	832,752
Loss Before Other Income (Expense)	(219,584)	(194,228)	(773,327)	(579,720)
Other Income (Expense):
Accretion of discounts on convertible debentures	(9,833)	-	(119,897)	-
Change in fair value of derivative liabilities	265,294	(94,122)	(1,082,407)	83,765
Loss on extinguishment of debt	(29,582)	-	(303,100)	-
Interest expense	(33,745)	(365,232)	(231,188)	(485,740)
Total Other Income (Expense), net	192,134	459,354	(1,736,592)	(401,975)

Net Loss	(27,450)	(653,582)	(2,509,919)	(981,695)
Increase in value of warrants	-	-	(370,726)	-
Accrued and deemed dividends on redeemable convertible preferred stock	(119,822)	(47,167)	(458,269)	(216,876)
Net loss attributable to common stockholders	$(147,272)	$(700,749)	$(3,338,914)	$(1,198,571)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding	1,113,460,014	$68,289,970	$656,347,824	$67,885,849

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

F-3

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	160,600	$31,927	-	$-	74,242,196	$74,242	$10,697,216	$(11,630,660)	$(859,202)

Shares of Series A preferred stock for cash, net of costs and discounts	47,300	1,608	-	-	-	-	-	-	-

Issuance of Series B preferred stock	-	-	1,000,000	1,000	-	-	276,543	-	277,543

Conversion of Series A preferred shares to common stock	(107,700)	(21,411)	-	-	81,700,258	81,700	103,693	(91,029)	94,364

Accrued dividends on Series A preferred stock	-	1,742	-	-	-	-	-	(1,742)	(1,742)

Shares of common stock issued for cash	-	-	-	-	26,750,000	26,750	124,500	-	151,250

Shares of common stock issued for conversion of convertible note, including fees	-	-	-	-	95,216,504	95,217	175,753	-	270,970

Stock-based compensation	-	-	-	-	-	-	14,906	-	14,906

Net loss	-	-	-	-	-	-	-	(859,173)	(859,173)

Balance, March 31, 2020	100,200	13,866	1,000,000	1,000	277,908,958	277,909	11,392,611	(12,582,604)	(911,084)

Shares of Series A preferred stock for cash, net of costs and discounts	100,100	-	-	-	-	-	-	(156,472)	(156,472)

Conversion of Series A preferred shares to common stock	(40,500)	(10,115)	-	-	117,506,731	117,507	37,230	(25,650)	129,087

Accrued dividends on Series A preferred stock	-	63,554	-	-	-	-	-	(63,554)	(63,554)

Shares of common stock issued for conversion of convertible note, including fees	-	-	-	-	524,841,289	524,841	738,152	-	1,262,993

Cashless exercise of warrant	-	-	-	-	62,579,483	62,579	(62,579)	-	-

Issuance of common stock for conversion of payables	-	-	-	-	26,828,800	26,829	40,243	-	67,072

Increase in value of warrants	-	-	-	-	-	-	370,726	(370,726)	-

Net loss								(1,623,296)	(1,623,296)

Balance, June 30, 2020	159,800	67,305	1,000,000	1,000	1,009,665,261	1,009,665	12,516,383	(14,822,302)	(1,295,254)

Shares of Series A preferred stock for cash, net of costs and discounts	105,600	14,428	-	-	-	-	-	(106,416)	(106,416)

Conversion of Series A preferred shares to common stock	(47,300)	(60,418)	-	-	43,305,496	45,306	108,891	718	154,915

Accrued dividends on Series A preferred stock	-	14,124	-	-	-	-	-	(14,124)	(14,124)

Shares of common stock issued for conversion of convertible note, including fees	-	-	-	-	38,964,105	38,964	321,636	-	360,600

Cashless exercise of warrant	-	-	-	-	42,459,207	42,459	(42,459)	-	-

Issuance of common stock for commitment fee on equity line	-	-	-	-	8,000,000	8,000	(8,000)	-	-

Net loss								(27,450)	(27,450)

Balance, September 30, 2020	205,700	$35,439	1,000,000	$1,000	1,144,394,069	$1,144,394	$12,896,451	$(14,969,574)	$(927,729)

F4

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	-	$-	-	$-	66,714,970	$66,715	$10,426,245	$(11,049,499)	$(556,539)

Shares of common stock issued for cash	-	-	-	-	1,500,000	1,500	58,500	-	60,000

Net loss	-	-	-	-	-	-	-	(196,507)	(196,507)

Balance, March 31, 2019	-	-	-	-	68,214,970	68,215	10,484,745	(11,246,006)	(693,046)

Shares of Series A preferred stock issued for cash, net of costs and discounts	144,300	-	-	-	-	-	-	-	-

Accrued dividends on Series A preferred stock		1,642	-	-	-	-	-	(1,642)	(1,642)

Deemed dividends on Series A preferred stock	-	-	-	-	-	-	-	(168,067)	(168,067)

Stock-based compensation	-	-	-	-	-	-	15,000	-	15,000

Net loss	-	-	-	-	-	-	-	(131,616)	(131,616)

Balance, June 30, 2019	144,300	1,642	-	-	68,214,970	68,215	10,499,745	(11,547,331)	(979,371)

Shares of Series A preferred stock issued for cash, net of costs and discounts	58,300	-	-	-	-	-	-	-	-

Accrued dividends on Series A preferred stock		2,891	-	-	-	-	-	(2,891)	(2,891)

Deemed dividends on Series A preferred stock	-	-	-	-	-	-	-	(47,167)	(47,167)

Stock-based compensation	-	-	-	-	150,000	150	20,850	-	21,000

Net loss	-	-	-	-	-	-	-	(653,572)	(653,582)

Balance, September 30, 2019	202,600	$4,533	-	$-	68,364,970	$68,365	$10,520,595	$(12,250,961)	$(1,662,011)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

F5

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,509,919)	$(981,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	119,897	482,579
Change in fair value of derivative liabilities	1,082,407	(83,765)
Interest charge for derivative liabilities in excess of face amount of debt	164,310	-
Loss on extinguishment of debt	303,100	-
Shares issued for services	-	6,000
Stock-based compensation	292,449	49,500
Changes in operating assets and liabilities:
Accounts and other receivables	17,236	(12,542)
Inventory	(7,329)	15,800
Prepaid expenses and deposits	-	4,484
Accounts payable and accrued liabilities	50,155	109,814
Deferred revenue	(117,655)	(101,381)
Net Cash Used in Operating Activities	(605,349)	(511,206)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	(50,000)	-
Proceeds from issuance of common stock	151,250	60,000
Proceeds from notes payable and convertible debentures, net	298,449	253,250
Proceeds from issuance of preferred stock, net	229,570	178,000
Net Cash Provided by Financing Activities	629,269	491,250

Change in Cash	23,920	(19,956)
Cash, Beginning of Period	-	56,823
Cash, End of Period	$23,920	$36,867
Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$1,894,562	$-
Derecognition of notes payable and accrued interest	$(372,454)	$-
Derecognition of unamortized discount	$229,322	$-
Derecognition of derivative liabilities	$(1,448,326)	$-
Conversion of preferred stock
Fair value of common shares issued	$494,327	$-
Derecognition of preferred stock	$(272,221)	$-
Derecognition of unamortized discount	$163,326	$-
Derecognition of derivative liabilities	$(286,782)	$-
Deemed dividend	$(87,897)	$-
Discount related to issuance of preferred stock	$213,534	$175,000
Deemed dividends on preferred stock (excluding conversions)	$(262,901)	$(219,767)
Cashless exercise of warrants	$105,038	$-
Original issue discount on convertible debt	$-	$33,500
Increase in value of warrants	$370,726	$-
Conversion of accrued liabilities with issuance of common stock	$67,073	$-
Issuance of common shares for commitment fee on equity line	$8,000	$-

Discount for issuance of convertible debt	$50,000	$-
Reclassification of security deposit to accounts payable	$4,013	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

F6

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,359,270 and an accumulated deficit of $14,969,574 as of September 30, 2020, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020, or for any future period.

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

F7

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less at the time of acquisition to be cash equivalents.

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was approximately $29,000 and $21,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of September 30, 2020 and December 31, 2019.

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at September 30, 2020 and December 31, 2019, the carrying value for that reporting unit is negative.

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

F8

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

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue in accordance with U.S. GAAP. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive substantially all our revenues from the sale of products and services combined into one performance obligation. Product revenue includes the shipment of product according to the agreement with our customers. Service revenue include vehicle tracking services and customer support (technical support), installations and consulting. A contract usually includes both product and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are not sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. For arrangements under which the Company provides vehicle tracking services, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

F9

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of the underlying hardware to enable the Company to perform on its contracts with customers and are amortized using the same method and term as deferred revenues. As of September 30, 2020 and December 31, 2019, deferred revenues, net of contract assets totaled $144,810 and $262,465, respectively, and contract assets totaled $52,206 and $143,088, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the nine months ended September 30, 2020, the Company recorded additions to deferred revenues of $71,625 and recognized total revenues of $280,161 through the amortization of deferred revenues. During the nine months ended September 30, 2020, the Company recognized revenues of $253,241 related to deferred revenues outstanding as of December 31, 2019 as the services were performed.

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

F10

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of September 30, 2020 and 2019, the Company has 216,410,882 and 8,089,673 potentially dilutive shares outstanding, respectively.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

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

F11

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

On June 19, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $142,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $122,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method.

On July 10, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $61,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $42,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method.

During the nine months ended September 30, 2020, the holders of the convertible notes converted a total of $379,203 of principal, interest and fees for a total of 659,021,898 shares of common stock. Related to these conversions during the nine months ended September 30, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $1,448,326 and a reduction of the debt discount of $229,322 as components of the loss on settlement of debt. During the nine months ended September 30, 2020, the Company recorded $119,897 of interest expense related to the amortization of the debt discounts.

During the three months ended March 31, 2020 the Company borrowed $50,000 from a shareholder under the terms of a note payable bearing interest of 8% per annum. The note was repaid with interest (totaling $922) during the three months ended March 31, 2020.

On May 4, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the U.S. Small Business Administration (“SBA”) and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan.

On July 7, 2020, the Company entered into a secured disaster loan with the SBA with a principal amount of $150,000. The SBA loan bears interest at 3.75% per annum and matures in July 2050. The Company is required to make monthly principal and interest payments of $731 beginning in July 2021. The Company is obligated to make the following principal payments for the years ended December 31: 2021 - $1,241; 2022 - $3,058; 2023 - $3,175; 2024 - $3,296; 2025 - $3,422; and $135,808 thereafter.

4. Derivative Liabilities

During the nine months ended September 30, 2020 and during the year ended December 31, 2019, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the nine month ended September 30, 2020 and during year ended December 31, 2019, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the nine months ended September 30, 2020, assuming no expected dividends:

September 30, 2020
Expected volatility	271 - 322%
Risk free interest rate	0.3 - 1.41%
Expected life (in years)	0.5 - 1.5

F12

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of September 30, 2020.

Level 3 Carrying Value as of September 30, 2020
Derivative liabilities:
Embedded conversion feature - convertible debt	$25,495
Embedded conversion feature - preferred stock	77,131
$102,626

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Nine Months Ended September 30, 2020
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$87,571
Derivative liabilities recorded upon issuance of convertible debt	202,810
Derivative liabilities derecognized upon debt conversion	(1,448,326)
Net changes in fair value included in net loss	1,183,440
Ending balance	$25,495

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$4,751
Derivative liabilities recorded upon issuance of preferred stock	476,435
Derivative liabilities derecognized upon preferred stock conversion	(286,782)
Net changes in fair value included in net loss	(117,273)
Ending balance	$77,131

Total ending balance	$102,626

5. Related Party Transactions

(a)

During the nine months ended September 30, 2020 and 2019, the Company incurred approximately $106,000 and $106,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of September 30, 2020 and December 31, 2019, the Company owed approximately $103,000 and $190,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the nine months ended September 30, 2020 and 2019, the Company incurred approximately $28,000 and $92,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of September 30, 2020 and December 31, 2019, the amounts owed to this related-party vendor were approximately $17,000 and $45,000 respectively.

(c)	During the nine months ended September 30, 2020, the Company issued 26,828,800 shares of common stock for the conversion of $67,073 of accrued expenses owed to the CEO and VP of Operations.

F13

6. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock and 2,000,000 of these shares as Series B Super Voting Preferred Stock.

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

During the quarter ended September 30, 2020, the Company entered into two Series A Preferred Stock Purchase Agreements with an investor.  The Company issued 105,600 shares for proceeds of $96,000.

Rights and Privileges of the Series A Preferred Stock

☐	Voting - Series A Preferred Stock holders have no voting rights
☐	Dividends - 8% cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. (increases to 22% for an event of default)
☐

Redemption - Company has the right to redeem the shares from the issuance date through 270 days following the issuance date using the table noted in the Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock agreement. After 270 days, except for the Mandatory Redemption, the Company does not have the right to redeem the shares.

☐

Mandatory Redemption - 18 months after the Issuance Date or upon the occurrence of an Event of Default, the Company is required to redeem all of the shares of Series A Preferred Stock of the Holder. The Company shall make a cash payment in an amount equal to the total number of shares of Series A Preferred Stock held by the Holder multiplied by the then current Stated Value as adjusted (including but not limited to the addition of any accrued unpaid dividends and the Default Adjustment

☐

Conversion - At any time after 6 months following the Issuance Date, the Holder may convert all or any part of the outstanding Series A Preferred Stock into shares of Common Stock. The Variable Conversion Price is defined as 75% of the the Market Price. The Market Price is defined as the average of the 3 lowest Trading Prices for the Common Stock during the 15 day Trading Period ending on the last complete Trading Day prior to the Conversion Date.

☐	Default Adjustments - Upon the occurrence of any Event of Default, the Stated Value will be increased between 150% and 200%, depending on the Event of Default.

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the nine months ended September 30, 2020, the Company issued 253,000 shares of series A preferred stock for proceeds of $229,570. Related to these issuances, the Company recorded derivative liabilities of $476,435 and discounts to the preferred stock of $213,534, which is being amortized to deemed dividends over the redemption period.  Also related to these issuances the Company recorded deemed dividends of $262,888.

During 2019, holders converted 42,000 shares of Series A Preferred stock into 2,977,226 shares of common stock at the Variable Conversion Price as defined above, resulting in a loss on extinguishment of $23,000.

During the nine months ended September 30, 2020, the holder of the series A preferred stock converted 207,900 shares of series A preferred stock and accrued dividends into 244,512,485 shares of common stock. Related to these conversions during the nine months ended September 30, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $286,782 and a reduction of the preferred stock discount of $163,326 and $87,897 of deemed dividend.

F14

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

Common Stock

2020

During the nine months ended September 30, 2020, the Company sold a total of 26,750,000 shares of common stock for proceeds of $151,250.

During the nine months ended September 30, 2020, the Company issued a total of 903,534,383 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

During the nine months ended September 30, 2020, the Company issued 105,038,690 shares of common stock for the cashless exercise of warrants.

During the nine months ended September 30, 2020, the Company issued 26,828,800 shares of common stock for the conversion of $67,072 of accrued expenses owed to the CEO and VP of Operations.

On July 27, 2020, the Company entered into an Equity Purchase Agreement with an investor. Per the terms of the agreement, the investor will purchase up to $2,500,000 of the Company’s common stock at a 20% discount to the market price or the valuation price (as defined). The Company has the right, but not the obligation, to direct the investor to purchase put shares of not less than $5,000 and not more than $175,000 or 200% of the average daily trading value (as defined). During the nine months ended September 30, 2020, the Company issued 8,000,000 shares of common stock as a commitment fee on an equity line of credit with an investor, which was recorded as an offset to additional paid in capital in the accompanying condensed consolidated financial statements.

2019

During the nine months ended September 30, 2019, the Company sold a total of 1,500,000 shares of common stock for proceeds of $60,000.

During the nine months ended September 30, 2019, the Company issued 150,000 shares of common stock for services valued at $6,000.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2019	4,527,614	0.18
Issued	-	-
Adjusted for triggered down-round provisions	315,521,528	0.00
Exercised	(96,957,101)	0.00
Expired	(56,574,123)	0.00
Balance, September 30, 2020	166,517,918	$0.00

F15

As of September 30, 2020, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
163,265,304	$0.00	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
166,517,918

During the nine months ended September 30, 2020, the Company recognized the triggering of the down-round provisions of certain warrants associated with the convertible debt instruments issued in 2019.  As a result, the reset exercise price increased the number of warrant shares accordingly.  As of September 30, 2020, the new exercise price for the warrants is $0.000245 per share.  Per the relevant accounting guidance, the Company valued the warrants before and after each triggering event and recorded the total increase in value as a deemed dividend to the warrant holder with an offset to additional paid in capital.  For the nine months ended September 30, 2020, the increase in value of the warrants due to the triggering events totaled $370,726 and was properly included in the Company’s earnings per share amounts on the accompanying statement of operations.

On August 21, 2020, the Company modified 2,222,222 warrants held by two investors. Per the terms of the modifications, the Company reduced the exercise price from $0.23 to $0.03 and extended the term of the warrants to now expire on December 2, 2024. In accordance with relevant accounting guidance, the Company valued the warrants before and after modification. There was no change in valuation due to the modifications.

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2019	5,690,000	$0.13
Granted	-	-
Exercised	-	-
Cancelled / forfeited	(2,290,000)	0.19
Balance, September 30, 2020	3,400,000	$0.09	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	3.6	0.04	1,125,000	0.04
$0.08	250,000	2.0	0.08	250,000	0.08
$0.13	1,425,000	1.6	0.13	1,425,000	0.13
$0.16	225,000	0.4	0.16	225,000	0.16
	3,400,000	2.5	$0.09	3,400,000	$0.09

During the nine months ended September 30, 2020, the Company did not issue any options to employees. During the nine months ended September 30, 2020 and 2019, the Company recorded $15,000 and $30,000, respectively, of stock-based compensation expense related to stock option grants. As of September 30, 2020, the Company had no unrecognized compensation expense.

F16

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

During the nine months ended September 30, 2020 and 2019, the Company had three and one customers which accounted for 60% and 24%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of September 30, 2020 and December 31, 2019, the Company had one and four customers, respectively, which accounted for 99% and 99%, respectively, of the gross accounts receivable balance.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Through September 30, 2020, COVID-19 has had an impact on the economy, the auto industry, and the Company’s 2020 revenue activity. Looking forward, it could continue to have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

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

The Company has filed a lawsuit against a former distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000.  A court date has been set for April 19, 2021.

F17

12. Restatements

During 2019, we discovered that an accounting error had been made related to the Company not properly recording contract assets as required under the relevant accounting guidance for revenue recognition. (As discussed in Note 1 “Revenue Recognition and Deferred Revenue”, contract assets are netted with deferred revenues for balance sheet presentation purposes.) It was determined that the error is immaterial to the 2018 consolidated financial statements; however, correcting the error related to 2018 in 2019 would materially misstate the condensed consolidated financial statements for the three and nine months ended September 30, 2019. As such, we recorded the appropriate adjustment in 2018 and also computed the appropriate amounts related to September 30, 2019 and recorded such in the accompanying condensed consolidated financial statements. See below for a summary of the corrections made for this error:

Account	Previously Recorded Balance	Corrected Balance	Correction Made

For the three months ended September 30, 2019:
Statement of Operations
Cost of revenues	$71,732	$89,732	$18,000
Net loss	$(635,582)	$(653,582)	$18,000
Loss per share	$(0.01)	$(0.01)	$-

For the nine months ended September 30, 2019:
Statement of Operations
Cost of revenues	$188,853	$340,853	$152,000
Net loss	$(829,695)	$(981,123)	$152,000
Loss per share	$(0.02)	$(0.02)	$-

Statement of Cash Flows
Deferred revenues, net	$(253,381)	$(101,381)	$(152,000)

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

In December 2019, a novel strain of coronavirus diseases (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considered the rapidly evolving landscape. The Company is currently analyzing the potential impacts to its business. Through September 30, 2020, COVID-19 has had an impact on the economy, the auto industry, and the Company’s 2020 revenue activity. Looking forward, it could continue to have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

Subsequent to September 30, 2020, the Company issued a total of 18,053,645 shares of common stock for cash proceeds of $51,723.

F18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and nine month periods ended September 30, 2020. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three and nine month periods ended September 30, 2019 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the nine months of 2020, the Company continues to focus on initiatives to grow revenue, expand its customer base, and develop new channels through its wholly owned subsidiary Nimbo Tracking LLC and direct to customer brands Medallion GPS PRO and CU TRAK. In addition to the Company’s Master Distributors and Sales Agents, all three brands are marketed through the T-Mobile Business Program and its Master Agent Hyperion Partners.

Notable highlights of the nine-month period ended September 30, 2020 include the following Company achievements:

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

The Company secured a Long-Term Equity Financing with Crown Bridge Partners, LLC, and J.H. Darbie and Company Inc., as Placement Agent and Investment Bank.

The Company signed a Partnership Agreement with T-Mobile’s Master Agent Hyperion Partners for the sale of its products and services through Hyperion Resellers, Referrers, and T-Mobile’s Business Partner Program.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Through September 30, 2020, COVID-19 has had an impact on the economy, the auto industry, and the Company’s 2020 revenue activity. Looking forward, it could continue to have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital, Net Debt

As of September 30, 2020, the Company’s current assets were $36,483, an increase of 38% over the nine-month period. Contributing to the net increase to current assets was the borrowing of amounts under the PPP Loan and the SBA Loan offset by a reduction in sales during the period as a result of COVID-19 impacting Franchise and Pre-Owned Automotive Dealerships and the breach of terms of a distributor responsible for one of the Company’s house accounts. The Company expects to recover this loss business or receive monetary proceeds from settlement in 2020. The Company will focus its sales efforts on higher-margin opportunities across the T-Mobile/Sprint IoT Platform for all Company brands along with a focus on County Executive and Credit Union opportunities through recently announced partnerships.

Current liabilities increased $91,386, or 7%, over the nine months, primarily due borrowings as noted above, and due to the derivative liabilities that were established during 2019 and the nine months ended September 30, 2020, and the amortization of debt issuance costs.

The Company finished the nine-month period ended September 30, 2020, with a working capital deficiency of $1,359,270, a deterioration of $81,386 over the nine months. Of the total working capital deficiency, $106,282 is short-term deferred revenue liabilities, net that will convert to revenues and cost of sales. During the nine months ended September 30, 2020, the Company raised a total of $629,269 in cash proceeds from (1) the sale of shares of the Company’s common stock and series A preferred stock, (2) from the proceeds of a PPP loan and SBA loan and (3) convertible notes. The Company intends to improve its working capital position through ongoing equity and debt financing and continued focus on growth in its cash flow.

Total Assets and Liabilities, Total Stockholders’ Deficit

The Company’s total assets as of September 30, 2020 were $541,994, an increase of $10,000 over the nine months. This increase was commensurate with the respective changes in current assets previously discussed.

Total liabilities increased $75,015 or 6% over the nine months. This increase was composed primarily of $211,605 in loan borrowings, the $10,304 increase in derivative liabilities, and convertible debt, net, and a decrease of $127,891 of accounts payable and deferred revenues, net, during the nine months.

The above resulted in total stockholders’ deficit of $927,729, an increase of $68,527 from December 31, 2019. This change is a result of the net loss and deemed dividends for the nine months ended September 30, 2020, offset by the cash proceeds from the sale of shares of the Company’s common stock and series A preferred stock during the nine months.

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

Results of Operations

Revenues and Net Loss For the Three Months Ended September 30, 2020

Revenues

The Company had revenues of $77,996 for the three months ended September 30, 2020, a 48% decrease over the similar period in 2019. Sales decrease was attributed to COVID-19 and its impact on Franchise and Pre-owned automotive dealerships along with the breach of terms of a distributor responsible for one of the Company’s house accounts. As stated in the CEO Outlook for 2020, the Company expects resolution on breach of terms with its house account along with additional revenue contribution from its new partnerships with County Executives and MCULSC in late second half of 2020.

The three-month gross profit of $34,878 representing 45% gross margin compared to $60,275 and 40% gross margin over the similar period in 2019. The Company continues to focus its sales efforts on sales that generate higher than average margins.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the three months ended September 30, 2020 totaled $254,462 representing a 0% decrease in the operating expenses reported in the same period in 2019. Included in other income (expenses) for the three months ended September 30, 2020 and 2019 is $265,294 and ($94,122), respectively of change in fair value of derivative liabilities. During the three months ended September 30, 2020, the Company recorded a loss on the settlement of debt totaling $29,582 for the conversions of debt. During the three months ended September 30, 2020, the Company recorded $43,578 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the T-Mobile Business Partner Program and related initiatives.

Net Loss

The Company had a net loss of $27,450 for the three months ended September 30, 2020, a decrease of $626,132 over the same period in 2019, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss For the Nine Months Ended September 30, 2020

Revenues

The Company had revenues of $293,615 for the nine months ended September 30, 2020, a 51% decrease over the similar period in 2019. Sales decrease was attributed to COVID-19 and its impact on Franchise and Pre-owned automotive dealerships along with the breach of terms of a distributor responsible for one of the Company’s house accounts. As stated in the CEO Outlook for 2020, the Company expects resolution on breach of terms with its house account along with additional revenue contribution from its new partnerships with County Executives and MCULSC in late second half of 2020.

The nine-month gross profit of $157,953 represents a 54% gross margin compared to $253,032 and 43% gross margin over the similar period in 2019. During the nine months ended September 30, 2020, the Company had a one-time correction to the amounts owed its main supplier of GPS units, resulting in a reduction of cost of sales of approximately $20,000.

The Company continues to review hardware, inventory, and order fulfillment strategies as well as product and service pricing and delivery models to grow sales and maximize overall margins.

Expenses

Operating expenses for the nine months ended September 30, 2020 totaled $931,280 representing a 12% increase in the operating expenses reported in the same period in 2019. This increase is due to the value of the Series B preferred stock that was issued to directors during the nine months ended September 30, 2020 and valued at $277,543. Included in other income (expenses) for the nine months ended September 30, 2020 and 2019 is $(1,082,407) and $83,765, respectively of change in fair value of derivative liabilities. During the nine months ended September 30, 2020, the Company recorded a loss on the settlement of debt totaling $303,100 for the conversions of debt. During the nine months ended September 30, 2020, the Company recorded $351,085 of interest expense related to its convertible debt and embedded conversion feature. The Company anticipates increases in development-associated labor and material costs as it completes the launch of its next generation platform. The Company will also expand its sales channels to support the T-Mobile Business Partner Program and related initiatives.

Net Loss

The Company had a net loss of $2,509,919 for the nine months ended September 30, 2020, an increase of $1,528,224 over the same period in 2019, for the reasons noted above.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

The Company saw an increase in its ending cash balance of $23,920 over the nine months ended September 30, 2020. Net cash of $605,349 used in operating activities was offset by net financing cash of $629,269 raised via private placements, PPP loan, SBA loan, and from the issuance of convertible debt. Cash at the end of the period was $23,920.

On July 27, 2020, the Company entered into an Equity Purchase Agreement with an investor for working capital purposes. Per the terms of the agreement, the investor will purchase up to $2,500,000 of the Company’s common stock at a 20% discount to the market price or the valuation price (as defined). The Company has the right, but not the obligation, to direct the investor to purchase put shares of not less than $5,000 and not more than $175,000 or 200% of the average daily trading value (as defined). During the nine months ended September 30, 2020, the Company issues 8,000,000 shares of common stock as a commitment fee on an equity line of credit with an investor. As of September 30, 2020, $2,500,000 is available under the Equity Purchase Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). We identified the following material weakness:

☐	Our discovery of an error that was corrected in 2019, to properly account for our contract assets in accordance with relevant accounting guidance for revenue recognition.

As additional resources become available, we will work to remediate this identified material weakness.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company has filed a lawsuit against a distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000.  A court date has been set for April 19, 2021.

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

During the nine months ended September 30, 2020, the Company sold a total of 26,750,000 shares of common stock for proceeds of $151,250.

During the nine months ended September 30, 2020, the Company issued a total of 903,534,383 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

During the nine months ended September 30, 2020, the Company issued 105,038,690 shares of common stock for the cashless exercise of warrants.

During the nine months ended September 30, 2020, the Company issued 26,828,800 shares of common stock for the conversion of accrued expenses owed to the CEO and VP of Operations.

On July 27, 2020, the Company entered into an Equity Purchase Agreement with an investor. Per the terms of the agreement, the investor will purchase up to $2,500,000 of the Company’s common stock at a 20% discount to the market price or the valuation price (as defined). The Company has the right, but not the obligation, to direct the investor to purchase put shares of not less than $5,000 and not more than $175,000 or 200% of the average daily trading value (as defined). During the nine months ended September 30, 2020, the Company issues 8,000,000 shares of common stock as a commitment fee on an equity line of credit with an investor, which was recorded as an offset to additional paid in capital in the accompanying condensed consolidated financial statements.

During the nine months ended September 30, 2019, the Company sold a total of 1,500,000 shares of common stock for proceeds of $60,000.

During the nine months ended September 30, 2020, the Company issued 150,000 shares of common stock for services valued at $6,000.

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

During the quarter ended September 30, 2020, the Company entered into two Series A Preferred Stock Purchase Agreements with an investor.  The Company issued 105,600 shares for proceeds of $96,000.

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

Item 6. Exhibits.

Exhibit	Index

31.1	Certification - Rule 13(a)-14(a)/15d-14(a) - CEO
32.1	Certification - Section 1350 - CEO
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

November 16, 2020	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

