Form 10-K
period 2020-12-31
IGEN NETWORKS CORP
filed 2021-03-31
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020.

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

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,558,000 based on the closing price of the common stock of $0.0057.

The number of shares of the registrant’s common stock outstanding as of March 29, 2021 was 1,223,248,229.

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

The Company’s principal business is the development and marketing of software services for the automotive and fleet management industry. The Company works with Wireless Carriers and distribution partners to provide direct and secure access to information on vehicle assets and driver behavior. The software services are based on AWS Cloud infrastructure created to provide valuable information to its customers over the wireless network and accessible from internet connected devices. The software services are marketed through automotive dealers, financial institutions, and government channels as distinct commercial and consumer brands that include Nimbo Tracking, CU Trak, and Medallion GPS PRO.

As of December 31, 2020:

•	10/26/2020 - IGEN signs partnership agreement with T-Mobile’s Master Agent Hyperion Partners
•	06/10/2020 - IGEN signs Sales & Marketing agreement with Michigan Credit Union League Service Corporation
•	02/01/2020 - IGEN took ownership of Digital Telematics Signature (DTC) patent
•	03/20/2020 - IGEN launched Medallion GPS PRO for Light-Commercial Fleets
•	07/29/2020 - IGEN launches Next-Generation Platform for the Consumer Automotive Markets
•	09/25/2020 - IGEN Secures Long-Term Equity Financing with Crown Bridge Partners, LLC
•	03/02/2020 - County Executives of America announces Nationwide Partnership Agreement
•	12/17/2020 - IGEN qualifies for T-Mobile Partner Program with first 1000 vehicle activations

The Company’s head office is located at 28375 Rostrata Ave. Lake Elsinore, CA 92532. Direct line is 855-912-5378.

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

Item 3. Legal Proceedings

The Company’s subsidiary Nimbo Tracking has filed a lawsuit against a distributor and its principles for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000. Court date has been extended to June 18, 2021. Prior to the prescribed court date deposition of defendants along with mandatory settlement dates are to be scheduled.

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

Holders

As of December 31, 2020, there were 146 registered shareholders of common shares, not including objecting beneficial owners.

Dividend Policy

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2020. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During fiscal-year 2020, the Company faced significant challenges from the pandemic and its impact on our primary markets. Despite these challenges IGEN continued to make progress with creating new opportunities and products in 2020. The Company moved and built new offices to create a safer and more productive environment along with significant reduction is operational and property lease costs. Creating new channels and partnerships in 2020 were key initiatives to secure longer term market share with both our consumer and commercial customers. Product and software innovation was our priority with the recent launch of our Next-Generation Platform and Medallion GPS PRO created for Light-Commercial Fleets, both developed with IGEN’s patented Driver Signature and Behavior algorithms.

For the year ended December 31, 2020, the Company recognized revenues of $368,007 with a gross margin of 26% and $96,644 gross profit. Expenses for the year ended December 31, 2020, totaled $1,071,078, an increase of $57,314, or 6%, from total expenses reported for 2019. Excluding $277,543 of stock-based compensation expense to our directors, operational expenses decreased by 22% year on year.

For the year ended December 31, 2020, the Company saw a net increase in cash of $26,731. Cash used in operating activities was $874,261, an increase of 33% from the $657,573 net cash used in 2019. This was offset by net financings of $900,992 raised via private placements. Cash at the end of the year was $26,731.

Notable highlights of the year ended December 31, 2020 include the following Company achievements:

•	02/01/2020 - IGEN secure ownership of the Digital Telematics Signature (DTC) patent which serves as the basis for measuring driver behavior
•	03/20/2020 – IGEN created and launched Medallion GPS PRO for Light-Commercial Fleets
•	03/02/2020 – County Executives of America announces a Nationwide Partnership agreement with IGEN and creates its own commercial brand County Fleet Management located at www.countyfleetmanagement.com
•	10/26/2020 - IGEN signs partnership agreement with T-Mobile’s Master Agent Hyperion Partners
•	06/10/2020 – IGEN signs Sales & Marketing agreement with Michigan Credit Union League Service Corporation to promote CU Trak
•	07/29/2020 – IGEN launches its Next-Generation Platform for Consumer Automotive Markets
•	09/25/2020 – IGEN Secures Equity-Line Financing with Crown Bridge Partners, LLC and J.H.Darbie Investment Bank
•	12/17/2020 – IGEN established Sales & Marketing channel with Hyperion Partners and qualifies for T-Mobile’s Partner Program

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of December 31, 2020 and 2019, the allowance for doubtful accounts was approximately $22,000 and $21,000, respectively.

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2020 and 2019, the carrying value for that reporting unit is negative.

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

Recent Accounting Pronouncements

See the notes to the consolidated financial statements of this Form 10-K for further discussion.

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2020, the Company had total current assets of $82,017, an 210% increase from the end of 2019. This increase was mostly due to a $59,547 increase in cash, accounts receivable, and inventory, because of the timing of payments to Nimbo from its customers and an increase in new sales contracts in Q4 2020.

The Company’s current liabilities as of December 31, 2020, were $1,153,826, a 10% decrease over those reported at the end of the 2019. However, $96,792 (or 7%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The decrease in current liabilities was mostly due to a $247,396 decrease in accounts payable, accrued expenses, and current portion of deferred revenues as of December 31, 2020.

IGEN ended 2020 with negative working capital of $1,071,809. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

In 2020, the Company raised an additional $950,992 in financings and converted $755,528 of preferred stock and convertible debentures into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of December 31, 2020, the Company’s total assets were $587,525, a 10% increase over the prior year, due primarily to the increase in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of December 31, 2020, the Company’s total liabilities were $1,458,635, which reflects $42,020 in long-term deferred revenue, net in addition to the $1,153,826 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond 2021. Total liabilities increased by 7% over the previous year, however 10%, or $138,812 of the Company’s year-end total liabilities was deferred revenue, net, compared with $262,465 of deferred revenue, net reported at the end of 2019.

The above resulted in net assets as of December 31, 2020 being ($923,017) and an accumulated deficit of $15,185,187.

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

Results of Operations

Revenues and Net Loss

Revenues

For the year ended December 31, 2020, the Company had revenues of $368,007, a 49% decrease over the revenues reported for same period in 2019. Decrease in revenue was primarily due to the impact of COVID-19 on demand for new vehicles at our customers’ franchise dealerships.  Several of our customers’ dealerships were closed as a result of localized infections amongst their staff and sales management.

Costs of goods sold for 2020 were $271,363, representing a decrease of 47% year on year. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit was $96,644, representing a decrease of 53% year on year, and gross margins of 26% representing an decrease of 3% year on year.

Though the Company decreased revenues, decreased gross profit, and decreased gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the year ended December 31, 2020, totaled $1,071,078, an increase of $57,314, or 6%, from total expenses reported for 2019. Excluding $277,543 of stock-based compensation expense to our directors, operational expenses decreased by 22% year on year.

Net Loss

For the year ended December 31, 2020, the Company had a net loss of $2,639,472 (or ($0.00) per basic and diluted share) compared with a net loss of $479,073 (or ($0.01) per basic and diluted share) in 2019. Included in the net loss of $2,639,472, is $1,665,038 of other expenses related to the Company’s convertible debt and derivative liabilities recognized in 2020.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows

For the year ended December 31, 2020, the Company saw a net increase in cash of $26,731. Cash used in operating activities was $874,261, an increase of 33% from the $657,573 net cash used in 2019. This was offset by net financings of $900,992 raised via private placements. Cash at the end of the year was $26,731.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the years ended December 31, 2020 and 2019 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of IGEN Networks Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. and subsidiary (the "Company") as of December 31, 2020, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter

As described in Note 2 to the financial statements, the Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenues from Contracts with Customers (“ASC 606”).  In applying ASC 606 to the Company’s customer contracts, there is significant judgement regarding the identification of the performance obligations, and in particular as it relates to whether hardware is a separate performance obligation or part of the performance obligation that relates to tracking services. In addition, there is also judgement as to the period of the time that revenue should be recognized for certain performance obligations, and for certain transactions there is judgement as to whether a single contract is a single contract with two performance obligations or in substance two separate contracts for accounting purposes. These matters require significant judgement and ultimately affect the timing of revenue recognition, and as a result, we identified revenue recognition as a critical audit matter.

How We Addressed the Matter in Our Audit

To address the above matters relating to revenue recognition, our audit procedures included reviewing management’s detailed evaluation of the application of ASC 606 as it applies to its various types of customer contracts and verifying that the evaluation properly considered the guidance in ASC 606. Further, our procedures also included reviewing customer contracts, testing the details of a number of transactions, and performing other procedures to verify the appropriateness of the Company’s application of ASC 606.

Valuation of derivative liabilities

Description of the Matter

As described in Note 2 to the financial statements, the Company has determined that the conversion features of certain debt and equity instruments it holds should be accounted for as derivatives.  The accounting for these derivative liabilities require that they be recorded at fair value and that the fair value is remeasured at the end of each reporting period with the change in the fair value being a charge or credit to earnings. In determining the fair value of these derivatives, the Company uses a mutli-nominal lattice model which requires a number of assumptions as inputs, including expected volatility, risk-free rate and expected life. Considering there is judgement as to the appropriateness of the model used and that there is judgement regarding the assumptions that are significant to the model, we identified the valuation of derivative liabilities as critical audit matter.

How We Addressed the Matter in Our Audit

To test the valuation of the derivative liabilities, our audit procedures included, among others, reviewing the terms of the underlying instruments, evaluating the methodologies used in the valuation model and testing the significant assumptions.  For example, we tested the reasonableness of the Company’s conversion terms and compared the forecasted volatility of the Company’s common stock price to its historical volatility.  We also assessed the completeness and accuracy of the underlying data.  We involved our valuation specialist to assist in our evaluation of the significant assumptions and methodologies used by the Company.  We have also evaluated the Company financial statement disclosures related to these matters included in Note 7 to the Consolidated Financial Statements.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2019.

Irvine, CA

March 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of IGEN Networks Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. and subsidiary (the "Company") as of December 31, 2019, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hall & Company

We have served as the Company’s auditor since 2019

Irvine, CA

May 28, 2020

IGEN NETWORKS CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2020	December 31, 2019

Assets

Current Assets
Cash	$26,731	$-
Accounts and other receivables, net	34,830	18,136
Inventory	20,456	4,334
Prepaid expenses and deposits	-	4,013
Total Current Assets	82,017	26,483

Goodwill	505,508	505,508
Total Assets	$587,525	$531,991

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$846,736	$983,358
Current portion of deferred revenue, net of contract assets	96,792	207,566
Notes payable, current portion	5,943	-
Convertible debentures, current portion, net of discount of $22,645 and $55,708, respectively	14,580	2,698
Derivative liabilities	189,775	92,322
Total Current Liabilities	1,153,826	1,285,944

Notes payable, net of current portion	207,219	-
Convertible debentures, net of current portion, net of discount of $141,536 and $287,689, respectively	55,570	18,423
Deferred revenue, net of contract assets and current portion	42,020	54,899
Total Liabilities	1,458,635	1,359,266

Commitments and Contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 1,250,000 shares with $0.001 par value, 186,450 shares and 160,600 shares issued and outstanding as of December 31, 2020 and 2019, respectively, aggregate liquidation preference of $190,194 and $167,515 as of December 31, 2020 and 2019, respectively, and net of discount of $101,104 and $121,931 as of December 31, 2020 and 2019, respectively	51,907	31,927

Stockholders’ Deficit
Series B preferred stock – Authorized – 1,000,000 shares with $0.001 par value, issued and outstanding – 1,000,000 and 0 shares, as of December 31, 2020 and 2019, respectively	1,000	-
Common stock: Authorized – 1,490,000,000 shares with $0.001 par value issued and outstanding – 1,192,192,158 and 74,242,196 shares as of December 31, 2020 and 2019, respectively	1,192,192	74,242
Additional paid-in capital	13,068,978	10,697,216
Accumulated deficit	(15,185,187)	(11,630,660)
Total Stockholders’ Deficit	(923,017)	(859,202)
Total Liabilities and Stockholders’ Deficit	$587,525	$531,991

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Years ended December 31,
	2020	2019

Revenues:
Sales, services	$355,690	$698,693
Sales, other	12,317	25,126
Total Revenues	368,007	723,819
Cost of goods sold	271,363	516,057
Gross Profit	96,644	207,762

Expenses:
Selling, general and administrative expenses	448,857	484,271
Payroll and related	190,601	332,102
Management and consulting fees	154,077	197,391
Stock-based director expense	277,543	-
Total Expenses	1,071,078	1,013,764
Loss Before Other Income (Expense)	(974,434)	(806,002)
Other Income (Expense):
Accretion of discounts on convertible debentures	(134,263)	(212,982)
Change in fair value of derivative liabilities	(1,079,355)	572,954
Loss on extinguishment of debt, net	(209,009)	(23,324)
Interest expense	(242,411)	(9,719)
Total Other Income (Expense), net	(1,665,038)	326,929
Net Loss before Provision for Income Taxes	(2,639,472)	(479,073)
Provision for Income Taxes	-	-
Net Loss	(2,639,472)	(479,073)
Increase in value of warrants	(370,726)	-
Accrued and deemed dividend on redeemable convertible preferred stock	(544,329)	(102,087)
Net loss attributable to common stockholders	(3,554,527)	(581,160)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	786,228,507	68,619,041

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Redeemable Convertible Preferred stock and Stockholders’ Deficit

(Expressed in U.S. dollars)

	Redeemable Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2019	-	$-	-	$-	66,714,970	$66,715	$10,426,245	$(11,049,499)	$(556,539)

Stock-based compensation	-	-	-	-	150,000	150	51,061	-	51,211

Common stock issued for cash	-	-	-	-	4,000,000	4,000	131,000	-	135,000

Common stock issued in connection with debenture issuance	-	-	-	-	100,000	100	4,900	-	5,000

Common stock issued for debenture conversion, including related fees	-	-	-	-	300,000	300	6,865	-	7,165

Series A preferred stock issued for cash, net of costs and discounts	202,600	23,400	-	-	-	-	-	-	-

Accrued dividends and accretion of conversion feature on Series A preferred stock	-	46,620	-	-	-	-	-	(46,620)	(46,620)

Deemed dividends related to conversion feature of Series A preferred stock	-	-	-	-	-	-	-	(55,468)	(55,468)

Common stock issued for Series A preferred stock conversions	(42,000)	(38,093)	-	-	2,977,226	2,977	77,145	-	80,122

Net loss	-	-	-	-	-	-	-	(479,073)	(479,073)

Balance, December 31, 2019	160,600	31,927	-	-	74,242,196	74,242	10,697,216	(11,630,660)	(859,202)

Shares of Series A preferred stock for cash, net of costs and discounts	333,850	46,544	-	-	-	-	-	(262,888)	(262,888)

Conversion of Series A preferred shares to common stock	(308,000)	(105,984)	-	-	272,256,929	272,257	375,872	(202,021)	446,108

Issuance of Series B preferred stock	-	-	1,000,000	1,000	-	-	276,543	-	277,543

Accrued dividends on Series A preferred stock	-	79,420	-	-	-	-	-	(79,420)	(79,420)

Shares of common stock issued for cash	-	-	-	-	44,803,645	44,804	158,169	-	202,973

Shares of common stock issued for conversion of convertible note, including fees	-	-	-	-	659,021,898	659,022	1,235,541	-	1,894,563

Stock-based compensation	-	-	-	-	-	-	14,906	-	14,906

Cashless exercise of warrants	-	-	-	-	105,038,690	105,038	(105,038)	-	-

Increase in fair value of warrants	-	-	-	-	-	-	370,726	(370,726)	-

Issuance of common stock for conversion of payables	-	-	-	-	26,828,800	26,829	40,243	-	67,072

Issuance of common stock for commitment fee on equity line	-	-	-	-	8,000,000	8,000	(8,000)	-	-

Issuance of common stock for commitment fee on inventory note	-	-	-	-	2,000,000	2,000	12,800	-	14,800

Net loss	-	-	-	-	-	-	-	(2,639,472)	(2,639,472)

Balance, Dec 31, 2020	186,450	$51,907	1,000,000	$1,000	1,192,192,158	$1,192,192	$13,068,978	$(15,185,187)	$(923,017)

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,639,472)	$(479,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures and preferred stock	134,263	212,982
Bad debts	-	13,835
Change in fair value of derivative liabilities	1,079,355	(572,954)
Interest charge for derivative liabilities in excess of face amount of debt	164,310	-
Loss on settlement of debt	209,009	23,324
Shares issued for services	-	6,000
Stock-based compensation	292,449	64,712

Changes in operating assets and liabilities:
Accounts and other receivables	(16,694)	(7,418)
Inventory	(16,122)	32,360
Prepaid expenses and deposits	-	4,484
Restricted cash	-	-
Accounts payable and accrued liabilities	42,294	176,142
Deferred revenue, net	(123,653)	(131,967)
Net Cash Used in Operating Activities	(874,261)	(657,573)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of offering costs	303,070	175,000
Proceeds from notes payable	406,449
Repayment of notes payable	(50,000)	-
Proceeds from convertible debentures, net of offering costs	38,500	290,750
Proceeds from issuance of common stock	202,973	135,000
Net Cash Provided by Financing Activities	900,992	600,750

Change in Cash	26,731	(56,823)
Cash, Beginning of Year	-	56,823
Cash, End of Year	$26,731	$-

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$1,895,562	$-
Derecognition of notes payable and accrued interest	$(372,454)	$-
Derecognition of unamortized discount	$229,322	$-
Derecognition of derivative liabilities	$(1,448,326)	$-
Conversion of preferred stock:
Fair value of common stock issued	$648,129	$-
Derecognition of preferred stock	$(376,325)	$92,287
Derecognition of unamortized discount	$259,971	$-
Derecognition of derivative liabilities	$(286,782)	$-
Deemed divided	$(215,039)	$102,088
Discount related to issuance of preferred stock	$256,526	$690,398
Deemed dividends on preferred stock (excluding conversions)	$(262,901)	$(219,767)
Cashless exercise of warrants	$105,038	$-
Original issue discount on convertible debt	$-	$68,250
Increase in value of warrants	$370,726	$-
Conversion of accrued liabilities with issuance of common stock	$67,073	$-
Issuance of common shares for commitment fee on equity line	$8,000	$-
Discount for issuance of convertible debt	$184,841	$-
Reclassification of security deposit to accounts payable	$4,013	$-

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2020 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations and has negative operating cash flows since inception, has a working capital deficit of $1,071,809 and an accumulated deficit of $15,185,157 as of December 31, 2020, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully growing its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of December 31, 2020 and 2019, the allowance for doubtful accounts was approximately $22,000 and $21,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded during the years ended December 31, 2020 and 2019.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2020 and 2019. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2020 and 2019, the carrying value for that reporting unit is negative.

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

Fair Value Measurements and Financial Instruments

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

See Note 7 for fair value measurement information related to the Company’s derivative liabilities.

The fair values of cash and cash equivalents, accounts and other receivables, restricted cash, and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The fair value of cash is determined based on “Level 1” inputs and the fair value of derivative liabilities is determined based on “Level 3” inputs. The recorded values of notes payable, approximate their current fair values because of their nature and respective maturity dates or durations. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists of cash and accounts receivable. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions.

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue in accordance with U.S. GAAP. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive substantially all our revenues from the sale of products and services combined into one performance obligation. Product revenue includes the shipment of product according to the agreement with our customers. Service revenue include vehicle tracking services and customer support (technical support), installations and consulting. A contract usually includes both product and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are not sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company has insignificant revenues related to product sales.  For these revenues, the Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. For arrangements under which the Company provides vehicle tracking services, which account for the substantial portion of the Company’s revenues, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contracts with customers and are amortized using the same method and term as deferred revenues. As of December 31, 2020 and 2019, deferred revenues, net of contract assets totaled $138,812 and $262,465, respectively, and contract assets totaled $66,022 and $143,088, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the year ended December 31, 2020, the Company recorded additions to deferred revenues of $152,828 and recognized total revenues of $353,547 through the amortization of deferred revenues. During the year ended December 31, 2020, the Company recognized revenues of $303,406 related to deferred revenues outstanding as of December 31, 2019 as the services were performed.

Financing Costs and Debt Discount

Financing costs and debt discounts are recorded net of notes payable and convertible debentures in the consolidated balance sheets. Amortization of financing costs and the debt discounts is calculated using the effective interest method over the term of the debt and is recorded as interest expense in the consolidated statements of operations.

Income Taxes

Deferred income taxes are provided on the asset and liability method whereby deferred income tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Deferred income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC Topic 815-40 “Contracts in Entity’s Own Equity.” The Company classifies as assets or liabilities any contracts (including embedded conversion features) that require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside our control or give the counterparty a choice of net-cash settlement or settlement in shares. The Company assesses classification of its derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of December 31, 2020 and 2019, the Company has 262,930,295 and 68,247,452 potentially dilutive shares outstanding, respectively.

Recent Accounting Pronouncement

In August 2020, the FASB issued ASU 2020-06, ”Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

3. Accounts and Other Receivables

	December 31, 2020	December 31, 2019
Trade accounts receivable	$57,298	$39,398
Allowance for doubtful accounts	(22,468)	(21,262)
	$34,830	$18,136

4. Goodwill

As of December 31, 2020 and 2019, the Company had goodwill of $505,508 related to the acquisition of Nimbo Tracking, LLC.

5. Accounts Payable and Accrued Liabilities

	December 31, 2020	December 31, 2019
Trade accounts payable	$686,222	$744,716
Accrued liabilities	19,349	44,162
Accrued interest payable	19,064	19,064
Payroll and commissions payable	32,101	85,416
Unrecognized tax position	90,000	90,000
	$846,736	$983,358

6. Convertible Debentures and Notes Payable

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

During the quarter ended June 30, 2019, the Company received $40,000 in net cash proceeds, after paying $1,500 of direct funding costs. The related principal amount due for the first tranche (“First Tranche”) was $50,000. For the first tranche, using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be $100,000 and recorded a related derivative liability. Related to the derivative liability, the bonus interest, and the direct financing costs, the Company recorded a full debt discount of $60,000 for the Promissory Note, which is being amortized to interest expense over the term of the Promissory Note using the effective interest method and an additional $50,000 directly to interest expense.

On December 9, 2019, the Holder converted a portion of the Promissory Note into shares of common stock. The Holder received 300,000 shares of common stock for the conversion of principal, accrued interest, and fees totaling $7,165.

During the quarter ended September 30, 2019, the Company received an aggregate of $213,250 in net cash proceeds, after paying $6,750 of direct funding costs, from three note holders under the same terms as the Promissory Note. The related principal amount due for the convertible debt instruments entered into during the quarter ended September 30, 2019 was $255,000. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion features to be approximately $354,000 and recorded the related derivative liabilities. Related to the derivative liabilities, the bonus interest, and the direct financing costs, the Company recorded full debt discounts totaling approximately $255,000 for the notes which is being amortized to interest expense over the term of the notes using the effective interest method and an additional approximately $106,000 directly to interest expense. As the Conversion Price fell below $0.025 per share, during the quarter ended September 30, 2019, $10,000 was added to the principal balance on one of the notes (per the terms of that note).

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

On October 1, 2019, the Company received $37,500 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $44,000. In connection with the note, the Company issued 100,000 shares of common stock, which were valued at the market price on the date of issuance of $0.05 per share. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $29,000 and recorded a related derivative liability. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $41,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method.

On June 19, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000 and the note matures on December 19, 2021. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $142,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $122,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method.

On July 10, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000 and the note matures on January 10, 2022. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $61,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $42,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method.

On November 2, 2020, the Company received $146,500 in net cash proceeds from a note holder under an Inventory Financing Promissory Note. The related principal amount due for the convertible debt instrument was $168,000. The note bears interest at 12% per annum and matures on May 2, 2022. Principal and accrued interest are convertible into common stock at a variable conversion price, which is 80% of the average two lowest traded prices for common stock during a 10-day trading period prior to conversion. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $99,000 and recorded a related derivative liability for that amount. The Company also issued 2,000,000 shares of common stock to the note holder as additional compensation. The value of the shares, $14,800. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling approximately $135,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method.

During the year ended December 31, 2020, the holders of the convertible notes converted a total of $379,203 of principal, interest and fees for a total of 659,021,898 shares of common stock. Related to these conversions during the year ended December 31, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $1,448,326 and a reduction of the debt discount of $229,322 as components of the loss on settlement of debt. During the year ended December 31, 2020, the Company recorded $134,263 of interest expense related to the amortization of the debt discounts.

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

As of December 31, 2020 long-term debt matures as follows:

Year Ending	Notes Payable	Convertible Notes	Total
2021	$5,943	$37,224	$43,167
2022	32,940	197,106	230,036
2023	28,951	-	28,951
2024	3,296	-	3,296
2025	3,422	-	3,422
Thereafter	138,620	-	138,620

	$213,162	$234,330	$447,492

7. Derivative Liabilities

During the years ended December 31, 2020 and 2019, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 6) and convertible series A preferred stock with variable exercise prices based on market rates (see Note 9). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the years ended December 31, 2020 and 2019, assuming no expected dividends:

	2020	2019
Expected volatility	271-322%	219% - 264%
Risk free interest rate	0.3-1.41%	1.55% - 2.34%
Expected life (in years)	0.5-1.5	0.8 – 1.5

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of December 31, 2020 and 2019.

	Level 3 Carrying Value as of December 31, 2020	Level 3 Carrying Value as of December 31, 2019
Derivative liabilities:
Embedded conversion feature – convertible debt	$97,024	$87,571
Embedded conversion feature – preferred stock	92,751	4,751
	$189,775	$92,322

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For The Year Ended December 31, 2020	For The Year Ended December 31, 2019
Embedded Conversion Features – Debt Instruments
Balances, as of the beginning of the year	$87,571	$-
Derivative liabilities recorded upon issuance of debt instruments	301,351	483,331
Extinguishment due to conversion of debt instruments	(1,448,326)	(3,055)
Net changes in fair value included in net loss	1,156,428	(392,705)
Ending balance	$97,024	$87,571

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$4,751	$-
Derivative liabilities recorded upon issuance of preferred stock	519,427	207,067
Extinguishment due to conversion of preferred stock	(340,234)	(22,067)
Net changes in fair value included in net loss	(91,193)	(180,249)
Ending balance	$92,751	$4,751

Total ending balance	$189,775	$92,322

8. Related Party Transactions

(a)

During the years ended December 31, 2020 and 2019, the Company incurred approximately $142,000 and $143,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2020 and 2019, the Company owed approximately $9,000 and $145,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the years ended December 31, 2020 and 2019, the Company incurred approximately $64,000 and $120,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of December 31, 2020 and 2019, the amounts owed to this related-party vendor were approximately $12,000 and $45,000 respectively.

(c)	During the year ended December 31, 2020, the Company issued 26,828,800 shares of common stock for the conversion of $67,073 of accrued expenses owed to the CEO and VP of Operations.

9. Redeemable Preferred Stock and Stockholders’ Deficit

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

During the year ended December 31, 2020, the Company entered into a Series A Preferred Stock Purchase Agreements with investors. The Company issued 333,850 shares for proceeds of $303,070.

Rights and Privileges of the Series A Preferred Stock

•	Voting – Series A Preferred Stock holders have no voting rights
•	Dividends – 8% cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. (increases to 22% for an event of default)
•

Liquidation Preference – equal to the then Stated Value (initially $1.00 per share) as adjusted pursuant to the terms in the agreement (including but not limited to the additional of any accrued unpaid dividends and the Default Adjustment (as defined), if applicable.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the year ended December 31, 2020, the Company issued 333,850 shares of series A preferred stock for proceeds of $303,070. Related to these issuances, the Company recorded derivative liabilities of $519,427 and discounts to the preferred stock of $256,526, which is being amortized to deemed dividends over the redemption period. Also related to these issuances the Company recorded deemed dividends of approximately $203,000.

During 2019, holders converted 42,000 shares of Series A Preferred stock into 2,977,226 shares of common stock at the Variable Conversion Price as defined above, resulting in a loss on extinguishment of $23,000.

During the year ended December 31, 2020, the holder of the series A preferred stock converted 308,000 shares of series A preferred stock and accrued dividends into 272,256,929 shares of common stock. Related to these conversions during the year ended December 31, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $340,234 and a reduction of the preferred stock discount of $253,896 and $202,021 of deemed dividend.

Rights and Privileges of the Series B Preferred Stock

On February 10, 2020, the Company designated and subsequently issued 1,000,000 shares of its newly formed Series B Super Voting Preferred Stock. Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, is not convertible into shares of common stock. If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share. If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share. The grant date fair value of the Series B preferred stock issued during the three months ended March 31, 2020 was estimated based upon the control premium of the Company, less a 10% discount.  $277,543 was recorded to stock-based director compensation expense in the accompanying condensed consolidated statement of operations.

Common Stock

2020

During the year ended December 31, 2020, the Company sold a total of 44,803,645 shares of common stock for proceeds of $202,973 of which $51,723 was raised under the Equity Purchase Agreement (see below).

During the year ended December 31, 2020 the Company issued a total of 931,278,827 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

During the year ended December 31, 2020, the Company issued 105,038,690 shares of common stock for the cashless exercise of warrants.

During the year ended December 31, 2020, the Company issued 26,828,800 shares of common stock for the conversion of $67,072 of accrued expenses owed to the CEO and VP of Operations.

On July 27, 2020, the Company entered into an Equity Purchase Agreement with an investor. Per the terms of the agreement, the investor will purchase up to $2,500,000 of the Company’s common stock at a 20% discount to the market price or the valuation price (as defined). The Company has the right, but not the obligation, to direct the investor to purchase put shares of not less than $5,000 and not more than $175,000 or 200% of the average daily trading value (as defined). During the year ended December 31, 2020, the Company issued 8,000,000 shares of common stock as a commitment fee on an equity line of credit with an investor, which was recorded as an offset to additional paid in capital in the accompanying condensed consolidated financial statements. Also during the year ended December 31, 2020, the Company issued 18,053,645 shares of common stock for $51,723 under the Equity Purchase Agreement.

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

10. Share Purchase Warrants

The following table summarizes the activity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, January 1, 2019	3,899,673	$0.20
Issued	775,000	0.10
Expired	(147,059)	0.35
Balance, December 31, 2019	4,527,614	0.18
Issued	-	-
Adjusted for triggered down-round provisions	315,521,528	0.00
Exercised	(96,957,101)	0.00
Expired	(56,574,123)	0.00
Balance, December 31, 2020	166,517,918	$0.00

As of December 31, 2020, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
163,265,304	$0.00	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
166,517,918

During the year ended December 31, 2020, the Company recognized the triggering of the down-round provisions of certain warrants associated with the convertible debt instruments issued in 2019. As a result, the reset exercise price increased the number of warrant shares accordingly. As of December 31, 2020, the new exercise price for the warrants is $0.000245 per share. Per the relevant accounting guidance, the Company valued the warrants before and after each triggering event and recorded the total increase in value as a deemed dividend to the warrant holder with an offset to additional paid in capital. For the year ended December 31, 2020, the increase in value of the warrants due to the triggering events totaled $370,726 and was properly included in the Company’s earnings per share amounts on the accompanying statement of operations.

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

11. Stock Options

The Company established a stock option plan for directors, officers, employees and consultants of the Company (the “Plan”). The purpose of the Plan is to give to directors, officers, employees and consultants of the Company, as additional compensation, the opportunity to participate in the profitability of the Company by granting to such individuals options, exercisable over periods of up to ten (10) years as determined by the board of directors of the Company, to buy shares of the Company at a price equal to the Market Price (as defined) prevailing on the date the option is granted. As of December 31, 2020, there were 4,765,000 shares available under the Plan.

The following table summarizes the activity of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, January 1, 2019	4,190,000	$0.16
Granted	1,500,000	0.04
Exercised	-	-
Cancelled / forfeited	-	-
Balance, December 31, 2019	5,690,000	$0.13	$-
Granted	-	-
Cancelled / forfeited	(2,440,000)	0.19
Balance, December 31, 2020	3,250,000	$0.09	$-
Vested as of December 31, 2020	3,250,000	$0.09	$-
Unvested as of December 31, 2020	-	$-	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	3.4	0.04	1,500,000	0.04
$0.08	250,000	1.8	0.08	250,000	0.08
$0.13	1,425,000	1.4	0.13	1,425,000	0.13
$0.16	75,000	0.7	0.16	75,000	0.16
	3,250,000	2.3	$0.09	3,250,000	$0.09

During the year ended December 31, 2020, the Company did not issue any options to employees. During the year ended December 31, 2019, the Company issued 1,500,000 options to employees with an estimated fair value per share of $0.04 using the Black-Scholes Option Pricing Model with the following inputs, volatility of 243%, risk-free rate of 2.2%, and an expected term of 5 years. The options vested 25% quarterly over 1 year. During the year ended December 31, 2020 and 2019, the Company recorded $15,000 and $51,000, respectively, of stock-based compensation expense related to stock option grants. As of December 31, 2020, the Company had no unrecognized compensation expense.

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

13. Risks and Uncertainties

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

During the year ended December 31, 2020 and 2019, the Company had two and one customers which accounted for 61% and 24%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of December 31, 2020 and 2019, the Company had three and four customers, respectively, which accounted for 99% and 99%, respectively, of the gross accounts receivable balance.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its effects on the Company’s industry, financial condition, liquidity, and operations. Through December 31, 2020, COVID-19 has had an impact on the economy, the auto industry, and the Company’s 2020 revenue activity. Looking forward, it could continue to have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows.

14. Income Taxes

The Company’s income tax provision consists of the following:

	2020	2019
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision for income taxes	$-	$-

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	2020	2019
Computed tax benefit at federal statutory rate	$(554,289)	$(100,605)
Permanent items	1,778	11,913
Stock-based compensation	58,284	1,050
Incentive stock options	-	-
Conversion feature derivative liability	24,394	(37,852)
Interest expense, derivative liability	34,505	36,428
Uncertain tax positions	-	-
Impact of difference related to foreign earnings	-	1,469
Gain on extinguishment of debt	-	-
Change in fair value of derivative liability	223,699	(42,748)
Valuation allowance	211,629	130,345
Provision for income taxes	$-	$-

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$2,501,000	$2,192,000
Stock-based compensation	6,000	7,000
Accounts receivable and other timing differences	140,000	197,000
Basis difference in assets and debt	(64,000)	(109,000)
Total Deferred Tax Asset	2,583,000	2,287,000
Valuation allowance	(2,583,000)	(2,287,000)
Net Deferred Tax Asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets for the U.S. federal and state have been fully offset by a valuation allowance.

As of December 31, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of $ 8,335,000 and $ 8,084,000, respectively, which expire beginning in the year 2029.

The Company is required to file US federal and California tax returns, however the Company has not filed its federal or state returns since 2009 Due to the Company’s loss position the statute remains open for any losses carried over into the current year which means all years from 2007 remain open to examination.

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

The Company has a reserve related to unrecognized tax positions of $90,000 as of December 31, 2020, which is presented as part of accounts payable and accrued liabilities. These unrecognized tax positions, if recognized, would affect the effective tax rate. A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2020 is as follows:

Federal and State
Balance at January 1, 2020	$90,000
Additions for tax positions related to current year	-
Additions for tax positions related to prior years	-
Balance at December 31, 2020	$90,000

15. Commitments and Contingencies

Withheld Payroll Taxes

Since its inception, the Company has made several payments to employees for wages, net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, as of December 31, 2020 and 2019 the Company has recorded $37,984 and $37,984, respectively, related to this obligation in accounts payable and accrued liabilities, including estimated penalties and interest.

Operating Lease

Rent expense for the years ended December 31, 2020 and 2019 was approximately $16,000 and $39,000, respectively. As our lease is considered short-term under the accounting guidance of ASC 842 as of December 31, 2020, we have not included the related disclosures required under ASC 842. Our lease is a twelve-month lease that expires in May 2021 and upon expiration our lease continues on a month-to-month basis. Our monthly lease expense for this arrangement is approximately $1,000 per month.

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

The Company has filed a lawsuit against a former distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000. A court date has been set for June 18, 2021.

16. Restatements

During 2020, we discovered that an accounting error had been made related to the Company not properly classifying certain cost of revenue expenses, which were incorrectly included in selling, general, and administrative expenses.  It was determined that the error was not material to the 2019 consolidated financial statements.  As such, we computed the appropriate amounts related to 2019 and recorded such in the accompanying consolidated financial statements.  See below for a summary of the corrections made for this error:

Account	Previously Recorded Balance	Corrected Balance	Correction Made

Statement of Operations
Cost of revenues	$428,031	$516,057	$88,026
Selling, general and administrative expenses	$572,297	$484,271	$(88,026)
Net loss	$(479,073)	$(479,073)	$-
Loss per share	$(0.01)	$(0.01)	$-

 17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are available to be issued. Any material events that occur between the balance sheet date and the date that the consolidated financial statements were available for issuance are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as disclosed within the footnotes or as discussed below, the Company did not identify any subsequent events that require adjustment or disclosure in the consolidated financial statements.

On January 5, 2021, stockholders holding 1,500,000 shares of $0.001 par value Series B Super Voting Preferred Stock (“Series B Preferred Stock”), consented to amend the Articles of Incorporation. Each share of Series B Preferred Stock has voting power equal to 500 shares of Common Stock. The voted Preferred shares, which equal approximately 62%, of the total voting power of the Company’s issued and outstanding capital stock, consented in writing to amend the Company’s Articles of Incorporation (the “Articles of Amendment”). This consent was sufficient to approve the Articles of Amendment under Nevada law and our Articles of Incorporation, which will increase the Company’s authorized shares of capital stock to 1,750,000,000 shares from 1,500,000,000 shares, of which 1,740,000,000 will be Common Stock, and 10,000,000 will be Preferred Stock, with such rights and preferences as set by the Board of Directors from time to time.

On January 5, 2021, the Company converted $16,543 of accrued commissions to the VP of Operations in exchange for 3,243,785 shares of common stock.

On January 5, 2021, the Company issued 4,901,961 shares of common stock through a private placement with an investor for cash proceeds of $25,000.

On January 14, 2021, the Company issued a total of 7,500,000 shares of common stock to Crown Bridge Partners LLC in accordance with the Equity-Line Purchase Agreement of July 27, 2020 for cash proceeds of $36,000.

On February 1, 2021 the Company issued 58,850 Series A Preferred shares to Geneva Roth Remarks Holdings Inc., for cash proceeds of $53,500.

On February 11, 2021, the Company issued 500,000 shares of Series B Super Voting Preferred stock to its directors.

On February 12, 2021, the Company issued 8,787,246 shares of common stock to Geneva Roth Remarks Holdings, Inc. for the conversion of 58,300 shares of Series A preferred stock.

On March 1, 2021 the Company issued 80,850 Series A Preferred shares to Geneva Roth Remarks Holdings Inc. for cash proceeds of $73,500.

On March 8, 2021, the Company issued 3,956,522 shares of common stock to Geneva Roth Remarks Holdings, Inc. for the conversion of 35,000 shares of Series A preferred stock.

On March 9, 2021, the Company issued 1,437,303 shares of common stock to Geneva Roth Remarks Holdings, Inc. for the conversion of 12,703 shares of Series A preferred stock.

On March 26, 2021, the Company issued a total of 9,375,000 shares of common stock to Crown Bridge Partners LLC in accordance with the Equity-Line Purchase Agreement of July 27, 2020 for cash proceeds of $75,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 1, 2021, the audit practice of Hall & Company Certified Public Accountants and Consultants, Inc. (“Hall”), an independent registered public accounting firm, was combined with Macias Gini & O’Connell (“MGO”) in a transaction pursuant to which Hall combined its operations with MGO, and certain members of Hall joined MGO either as employees or partners of MGO. On February 3, 2021, Hall resigned as auditors of the Company, and with the approval of the Audit Committee of the Company’s Board of Directors, MGO was engaged as the Company’s independent registered public accounting firm.

Prior to engaging MGO, the Company did not consult with MGO regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinions that might be rendered by MGO on the Company’s financial statements, and MGO did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. The conclusions of the Company’s principal executives was that the controls and procedures in place were not effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that evaluation, they concluded that during the period covered by this report, though there are weaknesses in the Company’s internal controls, given the current size of the organization, such internal controls and procedures as were in place were adequately effective to detect the inappropriate application of US GAAP.  We identified the following material weakness:

•	Our discovery of an error that was corrected in 2020, to properly classify cost of sales expenses that were erroneously included in selling, general and administrative expenses.

As additional resources become available, we will work to remediate this identified material weakness.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2020, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of March 30, 2021:

Name	Age	Position	Term of Office
Robert Nealon	64	Director, Chairman of the Board	July 8, 2010 to present
Neil G. Chan	58	Director, Chief Executive Officer	September 1, 2011 to present
Mark Wells	58	Director	January 17, 2018 to present
Abel I. Sierra	48	Executive Officer, VP&GM	September 15, 2017 to present
Robert Friedman		Director	March 17, 2020 to present

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

Robert Friedman, Director

Robert Friedman has been actively engaged in the real estate business since 1970. In 1996, he started York Resources, LLC., where he actively participates in the acquisition, financing and development of their real estate holdings, in addition to practicing transactional real estate law for private clients. At present, Robert and his brother Bernard own 34 properties, most of which are located in Manhattan and which consist of about 120,000 square feet of retail and office space, 300+ parking spaces, rental apartment units and luxury single-family homes. Recently, the Friedman’s developed, built and presently own a 28-story Pod Hotel located at 42nd Street and Ninth Avenue consisting of 665 hotel rooms, 45 residential apartment and retail spaces. Robert Friedman and his brother are currently developing a national family amusement theme park anchored by the world’s largest rollercoaster to be located in Orlando, Florida. Prior to joining the family business, Robert Friedman was a Senior Partner and transactional real estate attorney in New York City for over 20 years.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Stock awards ($)	Option awards ($)(2)	Total ($)

Neil G. Chan – CEO & Director	2020	142,000	0	0	138,000
	2019	143,000	0	30,000	168,000

Abel I. Sierra – VP & GM	2020	121,000	0	0	121,000
	2019	121,000	0	15,000	136,000

_____________

(1)	Salary for services as an executive officer. No compensation for services as a director
(2)	Valuation of Stock and Option awards are based on the issuance details listed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2020.

Outstanding Equity Awards at Fiscal Year-end –

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable

Neil Chan, CEO	500,000	0	$0.13	11-May22
	1,000,000	0	$0.04	15-May-24

Abel Sierra, VP&GM	150,000	0	$0.13	11-May22
	500,000	0	$0.04	15-May-24

The Company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation 1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon	2020	0	0	0	0
Neil G. Chan	2020	0	0	0	0
Robert Friedman	2020	0	0	0	0
Mark Wells	2020	0	0	0	0

1 Provides information on Directors not serving as executive officers only. Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors received no compensation in 2020. Directors with the exception of the CEO were paid in stock equivalent to $25,000 retainer in 2018. In 2013, Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised. In 2015, Mr. Nealon was awarded 250,000 stock options, all of which vested in 2015 and none of which were exercised. Mr. Nealon had 250,000 options which expired on September 21, 2020.

Compensation of Executives

The CEO, Neil Chan who is also a director of the Company earned a salary of $142,000 in 2020, same as 2019. In 2013, the CEO, was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014. In 2015, Mr. Chan was granted a further 1,000,000 stock options all of which vested in 2015 and 55,556 options were exercised in January 2016. In 2017, Mr. Chan was granted another 500,000 stock options. In 2019, Mr. Chan was granted another 1,000,000 stock options, resulting in a total of 1,500,000 options as of December 31, 2020.

Mr. Abel Sierra, VP and General Manager, is paid $121,000 per annum excluding sales commissions. Mr. Sierra was granted 500,000 stock options during 2019. Mr. Sierra has a total of 650,000 stock options unexercised as of December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2020.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2020.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	3,250,000	0.09	4,765,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	3,250,000	0.09	4,765,000

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of December 31, 2020 unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors and director nominees, (iii) our principal executive officer and our other executive officers who were serving as such at the end of Fiscal 2020 (each, a “named executive officer”), and (iv) all of our directors, director nominees and executive officers as a group. We know of no agreements among our stockholders that relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

Beneficial ownership is determined in accordance with applicable SEC rules and generally reflects sole or shared voting or investment power over securities. Under these rules, a person is deemed to be the beneficial owner of securities that the person has the right to acquire as of or within 60 days after December 31, 2020, upon the exercise of outstanding stock options or warrants, the conversion of outstanding convertible notes, or the exercise or conversion of any other derivative securities affording the person the right to acquire shares of our common stock. As a result, each person’s percentage ownership set forth in the table below is determined by assuming that all outstanding stock options, warrants or other derivative securities held by such person that are exercisable or convertible as of or within 60 days after December 31, 2020 have been exercised or converted. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each person identified in the table below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. All ownership percentages in the table are based on 1,222,008,975 shares of our common stock outstanding as of March 9, 2021.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner:	Number	Percent
5% Stockholders:

Directors and Executive Officers:
Robert Friedman	32,395,833	2.7%
Neil Chan(2)	33,100,000	2.8%
Abel Sierra(3)	13,893,875	1.1%
Robert Nealon(4)	2,666,667	*
Mark Wells	710,785	*
All executive officers and directors as a group (5 persons)	82,767,160	6.7%

_________

*	Represents beneficial ownership of less than 1%.

(1)	not used

(2)

Represents 1,500,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2020, and 31,620,000 outstanding shares of common stock.

(3)

Represents 650,000 shares of common stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2020, and 13,243,875 outstanding shares of common stock.

(4)	not used

(5)	not used

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

During the years ended December 31, 2020 and 2019, the Company incurred approximately $142,000 and $143,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2020 and 2019, the Company owed approximately $9,000 and $145,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

During the years ended December 31, 2020 and 2019, the Company incurred approximately $64,000 and $120,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of December 31, 2020 and 2019, the amounts owed to this related-party vendor were approximately $12,000 and $45,000 respectively.

During the year ended December 31, 2020, the Company issued 26,828,800 shares of common stock for the conversion of $67,073 of accrued expenses owed to the CEO and VP of Operations.

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

2020: $126,000

2019: $98,000

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

(1) Financial statements:

- Audited Financial Statements for the year ended December 31, 2020

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

IGEN Networks Corp

March 31, 2021	By:	/s/ Neil Chan
Neil Chan,
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

