Form 10-Q
period 2021-03-31
IGEN NETWORKS CORP
filed 2021-05-21
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021.

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The number of shares of the registrant’s common stock issued and outstanding as of May 20, 2021 is 1,244,059,134.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three month period ended March 31, 2021 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2021

(Unaudited - Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets
Cash	$-	$26,731
Accounts and other receivables, net	21,500	34,830
Inventory	30,554	20,456
Total Current Assets	52,054	82,017

Goodwill	505,508	505,508
Total Assets	$557,562	$587,525

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$797,830	$846,736
Current portion of deferred revenue, net of contract assets	81,760	96,792
Notes payable, current portion	33,033	5,943
Convertible debentures, current portion, net of discount of $24,976 and $22,645, respectively	37,345	14,580
Derivative liabilities	144,592	189,775
Total Current Liabilities	1,094,560	1,153,826

Notes payable, net of current portion	181,685	207,219
Convertible debentures, net of current portion, net of discount of $98,043 and $141,536, respectively	78,301	55,570
Deferred revenue, net of current portion and contract assets	45,642	42,020
Total Liabilities	1,400,188	1,458,635

Commitment and contingencies

Redeemable convertible preferred stock - Series A:
Authorized – 1,250,000 shares with $0.001 par value, 220,550 shares and 186,450 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, net of discount of $138,491 and $101,104, respectively, aggregate liquidation preference of $224,030 and $190,194 as of March 31, 2021 and December 31, 2020, respectively	35,040	51,907

Stockholders’ Deficit
Series B preferred stock: Authorized - 2,000,000 shares with $0.001 par value issued and outstanding - 1,500,000 and 1,000,000 shares, as of March 31, 2021 and December 31, 2020, respectively, aggregate liquidation preference of $1,500 and $1,000 as of March 31, 2021 and December 31, 2020, respectively	1,500	1,000
Common stock: Authorized - 1,740,000,000 shares with $0.001 par value issued and outstanding – 1,231,393,975 and 1,192,192,158 shares, as of March 31, 2021 and December 31, 2020, respectively	1,231,394	1,192,192

Additional paid-in capital	13,620,458	13,068,978
Subscription receivable	(51,822)	-
Accumulated Deficit	(15,679,196)	(15,185,187)
Total Stockholders’ Deficit	(877,666)	(923,017)
Total Liabilities and Stockholders’ Deficit	$557,562	$587,525

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Revenues:
Sales, services	$79,431	$110,125
Sales, other	-	1,674
Total Revenues	79,431	111,799
Cost of goods sold	64,317	67,949
Gross Profit	15,114	43,850

Expenses:
Selling, general and administrative	58,368	75,247
Management and consulting fees	46,415	53,052
Payroll and related	78,377	37,873
Stock-based director expense	278,447	277,543
Total Expenses	461,607	443,715
Loss Before Other Income (Expense)	(446,493)	(399,865)
Other Income (Expense):
Accretion of discounts on convertible debentures	(41,161)	(76,728)
Change in fair value of derivative liabilities	142,695	(299,239)
Loss on extinguishment of debt	-	(77,610)
Interest expense	(7,589)	(5,731)
Total Other Income (Expense), net	93,945	(459,308)

Net loss before provision for income taxes	(352,548)	(859,173)
Provision for income taxes	-	-
Net Loss	(352,548)	(859,173)

Deemed dividend on preferred stock	(141,461)	(92,771)
Net loss attributable to common stockholders	$(494,009)	$(951,944)
Basic and Diluted Loss per Common Share	$(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding	1,213,107,543	100,807,119

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A									Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Subscription	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2020	186,450	$51,907	1,000,000	$1,000	1,192,192,158	$1,192,192	$13,068,978	$-	$(15,185,187)	$(923,017)

Shares of Series A preferred stock for cash, net of costs and discounts	139,700	10,723	-	-	-	-	-	-	(63,451)	(63,451)

Issuance of Series B preferred stock	-	-	500,000	500	-	-	277,947	-	-	278,447

Conversion of Series A preferred shares to common stock	(105,600)	(49,323)	-	-	14,181,071	14,181	173,634	-	(56,277)	131,538

Accrued dividends on Series A preferred stock	-	21,733	-	-	-	-	-	-	(21,733)	(21,733)

Shares of common stock issued for cash	-	-	-	-	21,776,961	21,777	86,600	(51,822)	-	56,555

Shares of common stock issued for accrued expenses	-	-	-	-	3,243,785	3,244	13,299	-	-	16,543

Net loss	-	-	-	-	-	-	-	-	(352,548)	(352,548)

Balance, March 31, 2021	220,550	$35,040	1,500,000	$1,500	1,231,393,975	$1,231,394	$13,620,458	$(51,822)	$(15,679,196)	$(877,666)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	160,600	$31,927	-	$-	74,242,196	$74,242	$10,697,216	$(11,630,660)	$(859,202)

Shares of common stock issued for cash	-	-	-	-	26,750,000	26,750	124,500	-	151,250

Shares of Series A preferred stock issued for cash, net of costs and discounts	47,300	1,608	-	-		-	-	-	-

Issuance of Series B preferred stock	-	-	1,000,000	1,000	-	-	276,543	-	277,543

Conversion of Series A preferred stock to common stock	(107,700)	(21,411)	-	-	81,700,258	81,700	103,693	(91,029)	94,364

Accrued dividends on Series A preferred stock	-	1,742	-	-		-	-	(1,742)	(1,742)

Shares of common stock for conversion of convertible notes	-	-	-	-	95,216,504	95,217	175,753	-	270,970

Stock-based compensation	-	-	-	-		-	14,906	-	14,906

Net loss	-	-	-	-		-	-	(859,173)	(859,173)

Balance, March 31, 2020	100,200	$13,866	1,000,000	$1,000	277,908,958	$277,909	$11,392,611	$(12,582,604)	$(911,084)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(352,548)	$(859,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	41,161	76,728
Change in fair value of derivative liabilities	(142,695)	299,239
Loss on extinguishment of debt	-	77,610
Shares issued for services	-	4,750
Stock-based compensation	278,447	292,449
Changes in operating assets and liabilities:
Accounts and other receivables	13,330	1,034
Inventory	(10,098)	1,843
Accounts payable and accrued liabilities	(26,473)	(53,688)
Deferred revenue	(11,410)	(32,043)
Net Cash Used in Operating Activities	(210,286)	(191,250)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	-	(50,000)
Proceeds from issuance of common stock	56,555	151,250
Proceeds from notes payable and convertible debentures, net	-	50,000
Proceeds from issuance of preferred stock, net	127,000	40,000
Net Cash Provided by Financing Activities	183,555	191,250

Change in Cash	(26,731)	-
Cash, Beginning of Period	26,731	-
Cash, End of Period	$-	$-
Non-cash Investing and Financing Activities:
Subscription receivable	$51,822	$-
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$-	$270,966
Derecognition of notes payable and accrued interest	$-	$(83,253)
Derecognition of unamortized discount	$-	$61,860
Derecognition of derivative liabilities	$-	$(171,962)
Conversion of preferred stock
Fair value of common shares issued	$187,815	$185,392
Derecognition of preferred stock	$(109,824)	$(123,459)
Derecognition of unamortized discount	$60,501	$102,048
Derecognition of derivative liabilities	$(82,216)	$(77,693)
Deemed dividend	$(56,276)	$(91,029)
Discount related to issuance of preferred stock	$116,277	$41,392
Deemed dividends on preferred stock (excluding conversions)	$85,184	$(1,742)
Conversion of accrued expenses	$16,543	$-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2021

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

The Company’s principal business is the development and marketing of software services for the management and protection of commercial and consumer vehicle assets along with driving behavior and profile of these assets.  The software services are delivered from AWS Cloud infrastructure over wireless networks and accessed from mobile or desktop devices. The software services are marketed to automotive dealers, financial institutions, governments, and direct-to-consumer markets through the Company’s commercial and consumer brands.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,042,506 and an accumulated deficit of $15,679,196 as of March 31, 2021, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was approximately $6,000 and $22,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of March 31, 2021 and December 31, 2020.

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at March 31, 2021 and December 31, 2020, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contract with customers and are amortized using the same method and term as deferred revenues. As of March 31, 2021 and December 31, 2020, deferred revenues, net of contract assets totaled $127,402 and $138,812, respectively, and contract assets totaled $67,410 and $66,022, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the three months ended March 31, 2021, the Company recorded additions to deferred revenues of $60,380 and recognized total revenues of $70,401 through the amortization of deferred revenues. During the three months ended March 31, 2021, the Company recognized revenues of $60,351 related to deferred revenues outstanding as of December 31, 2020 as the services were performed.

Financing Costs and Debt Discount

Financing costs and debt discounts are recorded as reductions to the carrying value of notes payable and convertible debentures. Amortization of financing costs and the debt discounts is calculated using the effective interest method over the term of the debt and is recorded as interest expense in the consolidated statement of operations.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of March 31, 2021 and 2020, the Company has 220,798,603 and 447,746,410 potentially dilutive shares outstanding, respectively.

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

As of March 31, 2021 long-term debt matures as follows

Year Ending	Notes Payable	Convertible Notes	Total
2021 (months remaining)	$33,033	$36,082	$69,115
2022	33,758	202,584	236,342
2023	3,327	-	3,327
2024	3,454	-	3,454
2025	3,586	-	3,586
Thereafter	137,560	-	137,560

	$214,718	$238,666	$453,384

4. Derivative Liabilities

During the three months ended March 31, 2021 and during the year ended December 31, 2020, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the three months ended March 31, 2021 and during year ended December 31, 2020, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the three months ended March 31, 2021, assuming no expected dividends:

March 31, 2021
Expected volatility	135 - 275%
Risk free interest rate	0.05 – 0.15%
Expected life (in years)	0 - 1.50

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of March 31, 2021.

Level 3 Carrying Value as of March 31, 2021
Derivative liabilities:
Embedded conversion feature - convertible debt	$68,835
Embedded conversion feature - preferred stock	75,757
$144,592

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Three Months Ended March 31, 2021
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$97,024
Derivative liabilities recorded upon issuance of convertible debt	-
Derivative liabilities derecognized upon debt conversion	-
Net changes in fair value included in net loss	(28,189)
Ending balance	$68,835

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$92,751
Derivative liabilities recorded upon issuance of preferred stock	179,728
Derivative liabilities derecognized upon preferred stock conversion	(82,216)
Net changes in fair value included in net loss	(114,506)
Ending balance	$75,757

Total ending balance	$144,592

5. Related Party Transactions

(a)

During the three months ended March 31, 2021 and 2020, the Company incurred approximately $40,000 and $33,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of March 31, 2021 and December 31, 2020, the Company owed approximately $9,000 to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the three months ended March 31, 2021 and 2020, the Company incurred approximately $0 and $10,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of March 31, 2021 and December 31, 2020, the amounts owed to this related-party vendor were approximately $12,000.

(c)	During the three months ended March 31, 2021, the Company issued 3,243,785 shares of common stock for the conversion of $16,543 of accrued expenses owed to the VP and General Manager.

(d)

During the three months ended March 31, 2021 and 2020, the Company recorded approximately $4,000 and $0, respectively, to the VP and General Manager for rent and other office expenses.  As of March 31, 2021 and December 31, 2020, the amounts owed to the VP and General Manager were approximately $2,000 and $0, respectively.

6. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock and 2,000,000 of these shares as Series B Super Voting Preferred Stock.

On February 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 58,850 shares for proceeds of $53,500.

On March 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 80,850 shares for proceeds of $73,500.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the three months ended March 31, 2021, the Company issued 139,700 shares of series A preferred stock for proceeds of $127,000. Related to these issuances, the Company recorded derivative liabilities of $179,728 and discounts to the preferred stock of $116,277, which is being amortized to deemed dividends over the redemption period.  Also related to these issuances the Company recorded deemed dividends of $63,451.

During the three months ended March 31, 2021, the holder of the series A preferred stock converted 105,600 shares of series A preferred stock and accrued dividends into 14,181,071 shares of common stock. Related to these conversions during the three months ended March 31, 2021, the Company recorded a reduction of the associated derivative liability for the conversion features of $82,216 and a reduction of the preferred stock discount of $60,501 and $56,276 of deemed dividend.

Rights and Privileges of the Series B Preferred Stock

In February 2020 and in February 2021, the Company issued 1,000,000 and 500,000 shares, respectively of its Series B Super Voting Preferred Stock. Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, is not convertible into shares of common stock. If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share. If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share. The grant date fair value of the Series B preferred stock issued during the three months ended March 31, 2021 and 2020 was $278,447 and $277,543, respectively and was recorded to stock-based director compensation expense in the accompanying condensed consolidated statements of operations.

Common Stock

2021

During the three months ended March 31, 2021, the Company sold a total of 21,776,961 shares of common stock for proceeds of $108,377, of which $51,822 has been recorded as a subscription receivable as of March 31, 2021 and was collected in April 2021.

During the three months ended March 31, 2021, the Company issued 3,243,785 shares of common stock for the conversion of $16,543 of accrued expenses owed to the VP and General Manager.

During the three months ended March 31, 2021, the Company issued 14,181,071 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

2020

During the three months ended March 31, 2020, the Company sold a total of 26,750,000 shares of common stock for proceeds of $151,250.

During the three months ended March 31, 2020, the Company issued a total of 176,916,762 shares of common stock for the conversion of debt, accrued interest and fees, and the conversion of series A preferred stock and accrued dividends.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2020	166,517,918	-
Issued	-	-
Adjusted for triggered down-round provisions	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2021	166,517,918	$-

As of March 31, 2021, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
163,265,304	$0.00	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
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

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2020	3,250,000	$0.09
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, March 31, 2021	3,250,000	$0.09	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	3.1	0.04	1,500,000	0.04
$0.08	250,000	1.5	0.08	250,000	0.08
$0.13	1,425,000	1.1	0.13	1,425,000	0.13
$0.16	75,000	0.4	0.16	75,000	0.16
	3,250,000	2.1	$0.09	3,250,000	$0.09

During the three months ended March 31, 2021, the Company did not issue any options to employees. During the three months ended March 31, 2021 and 2020, the Company recorded $0 and $14,906, respectively, of stock-based compensation expense related to stock option grants. As of March 31, 2021, the Company had no unrecognized compensation expense.

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

During the three months ended March 31, 2021 and 2020, the Company had two and three customers which accounted for 84% and 80%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of March 31, 2021 and December 31, 2020, the Company had two and three customers, respectively, which accounted for 100% and 99%, respectively, of the net accounts receivable balance.

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

The Company has filed a lawsuit against a former distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000.  A mandatory settlement date has been set for May 18, 2021.

12. Subsequent Events

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

Subsequent to March 31, 2021, the Company issued a total of 9,803,922 shares of common stock for cash proceeds of $50,000.

Subsequent to March 31, 2021, the Company issued a total of 1,080,412 shares of common stock for the conversion of accrued commissions of $7,860.

Subsequent to March 31, 2021, the Company converted debt and accrued interest amounts totaling $9,616 for 1,780,825 shares of common stock.

On April 30, 2020, the Company issued 59,125 shares of Series A preferred stock under a stock purchase agreement for proceeds of $53,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three month period ended March 31, 2021. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three month period ended March 31, 2021 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the three months of 2021, the Company prepared its new distribution channels for sell-through revenues along with launching of a new consumer brand.  Notable highlights of the three month period ended March 31, 2021 include the following Company achievements:

The County Executive of America branded IGEN’s Fleet Solution as “County Fleet Management” for exclusive service offerings with 700 Counties across the US

The Company qualified for the T-Mobile Partner Program by bringing the first 1000 vehicle activations onto its wholesale program

The Company launched the industry’s first consumer brand product “FamilyShield” to protect young drivers

The T-Mobile Partner Program adopted Medallion GPS PRO for light-commercial fleets for their Small-to-Medium Business channels

The Company’s “Driver Telematics Signature” Patent was accepted by the United States Patent Office – a subsequent announcement on May 3, 2021

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of March 31, 2021, the Company had total current assets of $52,054, an 37% decrease from December 31, 2020. This decrease was mostly due to a $40,061 decrease in cash and accounts receivable, because of the timing of payments to Nimbo Tracking from its customers and decreasing sales trends.

The Company’s current liabilities as of March 31, 2021 were $1,094,560, a 5% decrease over those reported as of December 31, 2020. However, $81,760 (or 7%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The decrease in current liabilities was mostly due to a $109,121 decrease in accounts payable, accrued expenses, derivative liabilities and current portion of deferred revenues as of March 31, 2021.

As of March 31, 2021, IGEN had negative working capital of $1,042,506. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

During the three months ended March 31, 2021, the Company raised approximately $184,000 in financings and converted approximately $110,000 of preferred stock into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of March 31, 2021, the Company’s total assets were $557,562, a 5% decrease over the prior year, due primarily to the increase in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of March 31, 2021, the Company’s total liabilities were $1,400,188, which reflects $45,642 in long-term deferred revenue, net in addition to the $1,131,124 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond March 31, 2022. Total liabilities decreased by 4% over the previous year, however 9%, or $127,402 of the Company’s year-end total liabilities was deferred revenue, net, compared with $138,812 of deferred revenue, net reported as of December 31, 2020.

The above resulted in net assets as of March 31, 2021 being ($842,626) and an accumulated deficit of $15,679,196.

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

Results of Operations

Revenues and Net Loss for the Three Months Ended March 31, 2021

Revenues

For the three months ended March 31, 2021, the Company had revenues of $79,431, a 29% decrease over the revenues reported for same period in 2020. Decrease in revenue was primarily due to the impact of COVID-19 on demand for new vehicles at our customers’ franchise dealerships.  Several of our customers’ dealerships were closed as a result of localized infections amongst their staff and sales management.

Costs of goods sold for the three months ended March 31, 2021 were $64,317, representing a decrease of 66% compared to the same period in 2020. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 19% for the three months ended March 31, 2021 compared to 39% for the three months ended March 31, 2020, representing a decrease of 20% period on period.

Though the Company decreased revenues, decreased gross profit, and decreased gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the three months ended March 31, 2021, totaled $461,607, an increase of $17,892, or 4%, from total expenses reported for the same period in 2020. Excluding stock-based compensation expense to our directors comprised of Series B Super Voting Preferred Stock, operational expenses increased by 10% year on year as the result of the hiring of new sales staff.

For the three months ended March 31, 2021, the Company had a net loss of $352,458 (or ($0.00) per basic and diluted share) compared with a net loss of $859,173 (or ($0.01) per basic and diluted share) for the same period in 2020. Included in the net loss of $352,548, is $93,945 of other income related to the Company’s convertible debt and derivative liabilities recognized during the three months ended March 31, 2021.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the three months ended March 31, 2021, the Company saw a net decrease in cash of $26,731. Cash used in operating activities was $210,286, an increase of 10% from the $191,250 net cash used for the same period in 2020. This was offset by net financings of $183,555 raised via private placements. Cash as of March 31, 2021 was $0.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

During the last fiscal quarter there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). We identified the following material weaknesses:

☐	Our discovery of an error that was corrected in 2020, to properly account for our cost of sales expenses.
☐	Our ability to value the issuance of the Series B preferred shares in 2021.

As additional resources become available, we will work to remediate this identified material weakness.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company has filed a lawsuit against a distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000.  A mandatory settlement date has been set for May 18, 2021.

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

During the three months ended March 31, 2021, the Company sold a total of 21,776,961 shares of common stock for proceeds of $108,377, of which $51,822 has been recorded as a subscription receivable as of March 31, 2021 and was collected in April 2021.

During the three months ended March 31, 2021, the Company issued 3,243,785 shares of common stock for the conversion of $16,543 of accrued expenses owed to the VP of Operations.

During the three months ended March 31, 2021, the Company issued 14,181,071 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

On February 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 58,850 shares for proceeds of $53,500.

On March 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 80,850 shares for proceeds of $73,500.

In February 2021, the Company issued 500,000 shares of its Series B Super Voting Preferred Stock.

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

IGEN Networks Corp

May 21, 2021	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

