Form 10-Q
period 2021-06-30
IGEN NETWORKS CORP
filed 2021-08-16
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021.

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

The number of shares of the registrant’s common stock issued and outstanding as of August 13, 2021 is 1,324,681,085.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and six month periods ended June 30, 2021 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2021

(Unaudited - Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets
Cash	$64,585	$26,731
Accounts and other receivables, net	31,215	34,830
Inventory	17,464	20,456
Total Current Assets	113,264	82,017

Goodwill	505,508	505,508
Total Assets	$618,772	$587,525

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$787,316	$846,736
Current portion of deferred revenue, net of contract assets	69,213	96,792
Notes payable, current portion	33,033	5,943
Convertible debentures, current portion, net of discount of $92,251 and $22,645, respectively	99,671	14,580
Derivative liabilities	195,749	189,775
Total Current Liabilities	1,184,982	1,153,826

Notes payable, net of current portion	183,242	207,219
Convertible debentures, net of current portion, net of discount of $0 and $141,536, respectively	-	55,570
Deferred revenue, net of current portion and contract assets	48,380	42,020
Total Liabilities	1,416,604	1,458,635

Commitment and contingencies

Redeemable convertible preferred stock - Series A:
Authorized – 1,250,000 shares with $0.001 par value, 318,175 shares and 186,450 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, net of discount of $154,586 and $101,104, respectively, aggregate liquidation preference of $324,661 and $190,194 as of June 30, 2021 and December 31, 2020, respectively	102,256	51,907

Stockholders’ Deficit
Series B preferred stock: Authorized - 2,000,000 shares with $0.001 par value issued and outstanding - 1,500,000 and 1,000,000 shares, as of June 30, 2021 and December 31, 2020, respectively, aggregate liquidation preference of $1,500 and $1,000 as of June 30, 2021 and December 31, 2020, respectively	1,500	1,000
Common stock: Authorized - 1,740,000,000 shares with $0.001 par value issued and outstanding – 1,280,518,518 and 1,192,192,158 shares, as of June 30, 2021 and December 31, 2020, respectively	1,280,518	1,192,192

Additional paid-in capital	13,883,751	13,068,978
Accumulated Deficit	(16,065,858)	(15,185,187)
Total Stockholders’ Deficit	(900,089)	(923,017)
Total Liabilities and Stockholders’ Deficit	$618,772	$587,525

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Sales, services	$82,998	$97,058	$162,429	$207,183
Sales, other	-	6,762	-	8,436
Total Revenues	82,998	103,820	162,429	215,619
Cost of goods sold	50,397	24,595	114,714	92,544
Gross Profit	32,601	79,225	47,715	123,075

Expenses:
Selling, general and administrative	172,621	136,953	230,989	212,200
Management and consulting fees	47,741	61,784	94,156	114,836
Payroll and related	67,925	34,366	146,302	72,239
Stock-based compensation expense	12,927	-	291,374	277,543
Total Expenses	301,214	233,103	762,821	676,818
Loss Before Other Income (Expense)	(268,613)	(153,878)	(715,106)	(553,743)
Other Income (Expense):
Accretion of discounts on convertible debentures	(30,768)	(33,336)	(71,929)	(110,064)
Change in fair value of derivative liabilities	(19,193)	(1,048,462)	123,502	(1,347,701)
Loss on extinguishment of debt	-	(195,908)	-	(273,518)
Interest expense	(7,363)	(191,712)	(14,952)	(197,443)
Total Other Income (Expense), net	(57,324)	(1,469,418)	36,621	(1,928,726)

Net Loss	(325,937)	(1,623,296)	(678,485)	(2,482,469)
Increase in value of warrants	-	(370,726)	-	(370,726)
Accrued and deemed dividends on redeemable convertible preferred stock	(60,725)	(245,676)	(202,186)	(338,447)
Net loss attributable to common stockholders	$(386,662)	$(2,239,698)	$(880,671)	$(3,191,642)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average Number of Common Shares Outstanding	1,247,171,900	711,546,667	1,226,408,472	406,173,893

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A									Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Subscription	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2020	186,450	$51,907	1,000,000	$1,000	1,192,192,158	$1,192,192	$13,068,978	$-	$(15,185,187)	$(923,017)

Shares of Series A preferred stock for cash, net of costs and discounts	139,700	10,723	-	-	-	-	-	-	(63,451)	(63,451)

Issuance of Series B preferred stock	-	-	500,000	500	-	-	277,947	-	-	278,447

Conversion of Series A preferred shares to common stock	(105,600)	(49,323)	-	-	14,181,071	14,181	173,634	-	(56,277)	131,538

Accrued dividends on Series A preferred stock	-	21,733	-	-	-	-	-	-	(21,733)	(21,733)

Shares of common stock issued for cash	-	-	-	-	21,776,961	21,777	86,600	(51,822)	-	56,555

Shares of common stock issued for accrued expenses	-	-	-	-	3,243,875	3,244	13,299	-	-	16,543

Net loss	-	-	-	-	-	-	-	-	(352,548)	(352,548)

Balance, March 31, 2021	220,550	$35,040	1,500,000	$1,500	1,231,394,065	$1,231,394	$13,620,458	$(51,822)	$(15,679,196)	$(877,666)

Collection of subscription receivable	-	$-	-	$-	-	$-	$-	$51,822	$-	$51,822

Shares of Series A preferred stock for cash, net of costs and discounts	178,475	87,342	-	-	-	-	-	-	-

Conversion of debt to shares of common stock	-	-	-	-	1,780,825	1,781	16,829	-	-	18,610

Conversion of Series A preferred shares to common stock	(80,850)	(57,812)	-	-	13,561,935	13,562	101,238	-	(23,039)	91,761

Accrued dividends on Series A preferred stock	-	37,686	-	-	-	-	-	-	(37,686)	(37,686)

Shares of common stock issued for cash	-	-	-	-	31,991,422	31,991	134,088	-	-	166,079

Shares of common stock issued for compensation	-	-	-	-	1,790,271	1,790	11,138	-	-	12,928

Net loss	-	-	-	-	-	-	-	-	(325,937)	(325,937)

Balance, June 30, 2021	318,175	$102,256	1,500,000	$1,500	1,280,518,518	$1,280,518	$13,883,751	$-	$(16,065,858)	$(900,089)

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	160,600	$31,927	-	$-	74,242,196	$74,242	$10,697,216	$(11,630,660)	$(859,202)

Shares of Series A preferred stock for cash, net of costs and discounts	47,300	1,608	-	-	-	-	-	-	-

Issuance of Series B preferred stock	-	-	1,000,000	1,000	-	-	276,543	-	277,543

Conversion of Series A preferred shares to common stock	(107,700)	(21,411)	-	-	81,700,258	81,700	103,693	(91,029)	94,364

Accrued dividends on Series A preferred stock	-	1,742	-	-	-	-	-	(1,742)	(1,742)

Shares of common stock issued for cash	-	-	-	-	26,750,000	26,750	124,500	-	151,250

Shares of common stock issued for exercise of convertible note, including fees	-	-	-	-	95,216,504	95,217	175,753	-	270,970

Stock-based compensation	-	-	-	-	-	-	14,906	-	14,906

Net loss	-	-	-	-	-	-	-	(859,173)	(859,173)

Balance, March 31, 2020	100,200	13,866	1,000,000	1,000	277,908,958	277,909	11,392,611	(12,582,604)	(911,084)

Shares of Series A preferred stock for cash, net of costs and discounts	100,100	-	-	-	-	-	-	(156,472)	(156,472)

Conversion of Series A preferred shares to common stock	(40,500)	(10,115)	-	-	117,506,731	117,507	37,230	(25,650)	129,087

Accrued dividends on Series A preferred stock	-	63,554	-	-	-	-	-	(63,554)	(63,554)

Shares of common stock issued for exercise of convertible note, including fees	-	-	-	-	524,841,289	524,841	738,152	-	1,262,993

Cashless exercise of warrant	-	-	-	-	62,579,483	62,579	(62,579)	-	-

Issuance of common stock for conversion of payables	-	-	-	-	26,828,800	26,829	40,243	-	67,072

Increase in value of warrants	-	-	-	-	-	-	370,726	(370,726)	-

Net loss	-	-	-		-	-	-	(1,623,296)	1,623,296)

Balance, June 30, 2020	159,800	$67,305	1,000,000	$1,000	1,009,665,261	$1,009,665	$12,516,383	$(14,822,302)	$(1,295,254)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(678,485)	$(2,482,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	71,929	110,064
Change in fair value of derivative liabilities	(123,502)	1,347,701
Loss on extinguishment of debt	-	273,518
Shares issued for services	-	-
Stock-based compensation	291,374	292,449
Changes in operating assets and liabilities:
Accounts and other receivables	3,615	14,628
Inventory	2,992	(4,041)
Accounts payable and accrued liabilities	(29,624)	165,488
Deferred revenue	(21,219)	(72,787)
Net Cash Used in Operating Activities	(482,920)	(355,449)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	(42,933)	(50,000)
Proceeds from issuance of common stock	274,457	151,250
Proceeds from notes payable and convertible debentures, net	-	129,199
Proceeds from issuance of preferred stock, net	289,250	125,000
Net Cash Provided by Financing Activities	520,774	355,449

Change in Cash	37,854	-
Cash, Beginning of Period	26,731	-
Cash, End of Period	$64,585	$-
Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$18,610	$1,533,960
Derecognition of notes payable and accrued interest	$(9,616)	$(321,776)
Derecognition of unamortized discount	$-	$199,710
Derecognition of derivative liabilities	$-	$(1,330,331)
Conversion of preferred stock
Fair value of common shares issued	$302,615	$340,132
Derecognition of preferred stock	$(193,909)	$(208,839)
Derecognition of unamortized discount	$86,773	$177,313
Derecognition of derivative liabilities	$(125,159)	$(182,687)
Deemed dividend	$(79,316)	$(314,437)
Discount related to issuance of preferred stock	$191,185	$131,962
Deemed dividends on preferred stock (excluding conversions)	$(59,419)	$(65,286)
Increase in value of warrants	$-	$370,726
Conversion of accrued expenses with issuance of common stock	$-	$67,073
Reclassification of security deposit to accounts payable	$-	$4,013

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2021

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,071,718 and an accumulated deficit of $16,065,858 as of June 30, 2021, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was approximately $6,000 and $22,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of June 30, 2021 and December 31, 2020.

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at June 30, 2021 and December 31, 2020, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contract with customers and are amortized using the same method and term as deferred revenues. As of June 30, 2021 and December 31, 2020, deferred revenues, net of contract assets totaled $117,593 and $138,812, respectively, and contract assets totaled $72,431 and $66,022, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the six months ended June 30, 2021, the Company recorded additions to deferred revenues of $115,719 and recognized total revenues of $130,529 through the amortization of deferred revenues. During the six months ended June 30, 2021, the Company recognized revenues of $95,393 related to deferred revenues outstanding as of December 31, 2020 as the services were performed.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of June 30, 2021 and 2020, the Company has 259,115,326 and 400,697,063 potentially dilutive shares outstanding, respectively.

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

During the six months ended June 30, 2020, the holders of the convertible notes converted a total of $321,776 of principal, interest and fees for a total of 620,057,793 shares of common stock. Related to these conversions during the six months ended June 30, 2020, the Company recorded a reduction of the associated derivative liability for the conversion features of $1,138,404 and a reduction of the debt discount of $199,710 as components of the gain on settlement of debt. During the six months ended June 30, 2020, the Company recorded $110,064 of interest expense related to the amortization of the debt discounts.

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

As of June 30, 2021 long-term debt matures as follows

Year Ending	Notes Payable	Convertible Notes	Total
2021 (months remaining)	$33,033	$26,823	$59,856
2022	33,908	165,100	199,008
2023	3,327	-	3,327
2024	3,454	-	3,454
2025	3,586	-	3,586
Thereafter	138,967	-	138,967

	$216,275	$191,923	$408,198

4. Derivative Liabilities

During the six months ended June 30, 2021 and during the year ended December 31, 2020, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the six months ended June 30, 2021 and during year ended December 31, 2020, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the six months ended June 30, 2021, assuming no expected dividends:

June 30, 2021
Expected volatility	135 - 275%
Risk free interest rate	0.05 – 0.15%
Expected life (in years)	0 - 1.50

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of June 30, 2021.

Level 3 Carrying Value as of June 30, 2021
Derivative liabilities:
Embedded conversion feature - convertible debt	$69,827
Embedded conversion feature - preferred stock	125,922
$195,749

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Six Months Ended June 30, 2021
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$97,024
Derivative liabilities recorded upon issuance of convertible debt	-
Derivative liabilities derecognized upon debt conversion	(8,994)
Net changes in fair value included in net loss	(18,203)
Ending balance	$69,827

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$92,751
Derivative liabilities recorded upon issuance of preferred stock	254,636
Derivative liabilities derecognized upon preferred stock conversion	(116,165)
Net changes in fair value included in net loss	(105,300)
Ending balance	$125,922

Total ending balance	$195,749

5. Related Party Transactions

(a)

During the six months ended June 30, 2021 and 2020, the Company incurred approximately $75,000 and $73,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of June 30, 2021 and December 31, 2020, the Company owed approximately $6,000and $9,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the six months ended June 30, 2021 and 2020, the Company incurred approximately $9,000 and $11,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of June 30, 2021 and December 31, 2020, the amounts owed to this related-party vendor were approximately $21,000 and $12,000, respectively.

(c)	During the six months ended June 30, 2021, the Company issued 3,243,785 shares of common stock for the conversion of approximately $17,000 of accrued expenses owed to the VP and General Manager.

(d)

During the six months ended June 30, 2021 and 2020, the Company recorded approximately $7,000 and $2,000, respectively, to the VP and General Manager for rent and other office expenses. As of June 30, 2021 and December 31, 2020, the amounts owed to the VP and General Manager were approximately $2,000 and $0, respectively.

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

On April 5, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 58,850 shares for proceeds of $53,500.

On April 30, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 59,125 shares for proceeds of $53,750.

On June 17, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 60,500 shares for proceeds of $55,000.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the six months ended June 30, 2021, the Company issued 318,175 shares of series A preferred stock for proceeds of $289,250. Related to these issuances, the Company recorded derivative liabilities of $254,636 and discounts to the preferred stock of $191,185, which is being amortized to deemed dividends over the redemption period. Also related to these issuances the Company recorded deemed dividends of $63,451.

During the six months ended June 30, 2021, the holder of the series A preferred stock converted 186,450 shares of series A preferred stock and accrued dividends into 27,743,006 shares of common stock. Related to these conversions during the six months ended June 30, 2021, the Company recorded a reduction of the associated derivative liability for the conversion features of $116,165 and a reduction of the preferred stock discount of $86,774 and $79,316 of deemed dividend.

Rights and Privileges of the Series B Preferred Stock

In February 2020 and in February 2021, the Company issued 1,000,000 and 500,000 shares, respectively of its Series B Super Voting Preferred Stock. Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, is not convertible into shares of common stock. If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share. If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share. The grant date fair value of the Series B preferred stock issued during the six months ended June 30, 2021 and 2020 was $278,447 and $277,543, respectively and was recorded to stock-based compensation expense in the accompanying condensed consolidated statements of operations.

Common Stock

2021

During the six months ended June 30, 2021, the Company sold a total of 53,768,383 shares of common stock for proceeds of $274,457.

During the six months ended June 30, 2021, the Company issued a total of 5,034,146 shares of common stock for the conversion of $54,470 of accrued expenses owed to the VP and General Manager and another employee.

During the six months ended June 30, 2021, the Company issued 27,743,006 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

During the six months ended June 30, 2021, the Company issued 1,780,825 shares of common stock for the conversion of debt and accrued interest.

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

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2020	166,517,918	-
Issued	-	-
Adjusted for triggered down-round provisions	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2021	166,517,918	$-

As of June 30, 2021, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
163,265,304	$0.00	September 23, 2024
980,392	$0.15	December 2, 2021
50,000	$0.20	January 2, 2022
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

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2020	3,250,000	$0.09
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, June 30, 2021	3,250,000	$0.09	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	2.9	0.04	1,500,000	0.04
$0.08	250,000	1.3	0.08	250,000	0.08
$0.13	1,425,000	0.9	0.13	1,425,000	0.13
$0.16	75,000	0.2	0.16	75,000	0.16
	3,250,000	1.8	$0.09	3,250,000	$0.09

During the six months ended June 30, 2021, the Company did not issue any options to employees. During the six months ended June 30, 2021 and 2020, the Company recorded $0 and $15,000, respectively, of stock-based compensation expense related to stock option grants. As of June 30, 2021, the Company had no unrecognized compensation expense.

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

During the six months ended June 30, 2021 and 2020, the Company had two and four customers which accounted for 86% and 82%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of June 30, 2021 and December 31, 2020, the Company had two and three customers, respectively, which accounted for 98% and 99%, respectively, of the net accounts receivable balance.

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

The Company filed a lawsuit against a former distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000. The Company reached a settlement with the former distributor and defendant on May 21, 2021 for undisclosed terms.

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

Subsequent to June 30, 2021, the Company issued a total of 21,100,000 shares of common stock for cash proceeds of $101,890.

Subsequent to June 30, 2021, the Company issued a total of 693,333 shares of common stock for the conversion of accrued commissions of $3,120.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and six month periods ended June 30, 2021. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three and six month periods ended June 30, 2021 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the six months of 2021, the Company prepared its new distribution channels for sell-through revenues along with launching of a new consumer brand. Notable highlights of the six month period ended June 30, 2021 include the following Company achievements:

•	The County Executive of America branded IGEN’s Medallion GPS Fleet Solution as “County Fleet Management” for exclusive service offerings with Counties across the US.

•	The Company launched the industry’s first consumer brand product “FamilyShield” to protect young drivers.

•	The T-Mobile Partner Program makes available for sale IGEN’s Medallion GPS for light-commercial fleets for their Small-to-Medium Business channels.

•	The Company’s “Driver Telematics Signature” Patent Application No. 16/387,858 was accepted by the United States Patent Office and became enforceable as of June 15, 2021.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2021, the Company had total current assets of $113,264, a 38% increase from December 31, 2020. This increase was mostly due to the Company raising approximately $564,000 from the issuance of common stock and shares of Series A preferred stock during the six months ended June 30, 2021.

The Company’s current liabilities as of June 30, 2021 were $1,184,982, a 3% decrease over those reported as of December 31, 2020. However, $69,213 (or 6%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The decrease in current liabilities was mostly due to a $86,999 decrease in accounts payable, accrued expenses, derivative liabilities and current portion of deferred revenues as of June 30, 2021.

As of June 30, 2021, IGEN had negative working capital of $1,071,718. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

During the six months ended June 30, 2021, the Company raised approximately $564,000 in financings and converted approximately $204,000 of preferred stock and debt into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of June 30, 2021, the Company’s total assets were $618,772, a 5% decrease over the prior year, due primarily to the increase in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo Tracking LLC in 2014.

As of June 30, 2021, the Company’s total liabilities were $1,416,604, which reflects $48,380 in long-term deferred revenue, net in addition to the $1,184,982 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond June 30, 2022. Total liabilities decreased by 3% over the previous year, however 8%, or $117,593 of the Company’s year-end total liabilities was deferred revenue, net, compared with $138,812 of deferred revenue, net reported as of December 31, 2020.

The above resulted in net assets as of June 30, 2021 being ($797,832) and an accumulated deficit of $16,065,858.

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

Results of Operations

Revenues and Net Loss for the Three Months Ended June 30, 2021

Revenues

For the three months ended June 30, 2021, the Company had revenues of $82,998, a 20% decrease over the revenues reported for same period in 2020. Decrease in revenue was primarily due to reduction in new car inventories from industry chip shortages across OEM manufacturers. Franchise dealerships are expected to increase inventory levels with pre-owned vehicles during the balance of 2021.

Costs of goods sold for the three months ended June 30, 2021 were $50,397, representing an increase of 105% compared to the same period in 2020. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 39% for the three months ended June 30, 2021 compared to 76% for the three months ended June 30, 2020, representing a decrease of 59% period on period. The difference between period on period gross profit percentage was attributed to the inclusion of infrastructure service costs for the three months ended June 30, 2021.

The Company has addressed the impact of industry chip shortages by securing alternative sources for hardware and focusing on commercial fleet and pre-owned vehicle channels that include the CU Trak, Family Shield, and Medallion GPS Fleet brands.

Expenses

Expenses for the three months ended June 30, 2021, totaled $301,214, an increase of $68,111, or 29%, from total expenses reported for the same period in 2020. Excluding stock-based compensation expense, operational expenses increased by 24% year on year as the result of the hiring of new sales staff.

For the three months ended June 30, 2021, the Company had a net loss of $325,937 (or ($0.00) per basic and diluted share) compared with a net loss of $1,623,296 (or ($0.00) per basic and diluted share) for the same period in 2020. Included in the net loss of $325,937, is $57,324 of other expenses related to the Company’s convertible debt and derivative liabilities recognized during the three months ended June 30, 2021.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss for the Six Months Ended June 30, 2021

Revenues

For the six months ended June 30, 2021, the Company had revenues of $162,429, a 25% decrease over the revenues reported for same period in 2020. Decrease in revenue was primarily due to reduction in new car inventories from industry chip shortages across OEM manufacturers. Franchise dealerships are expected to increase inventory levels with pre-owned vehicles during the balance of 2021.

Costs of goods sold for the six months ended June 30, 2021 were $114,714, representing an increase of 24% compared to the same period in 2020. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 29% for the six months ended June 30, 2021 compared to 57% for the six months ended June 30, 2020, representing a decrease of 28% period on period. The difference between period on period gross profit percentage was attributed to the inclusion of infrastructure service costs for the six months ended June 30, 2021.

The Company has addressed the impact of industry chip shortages by securing alternative sources for vehicle hardware and focusing sales effort on commercial fleet and pre-owned vehicle channels that include the CU Trak, Family Shield, and Medallion GPS Fleet brands.

Expenses

Expenses for the six months ended June 30, 2021, totaled $762,821, an increase of $86,003, or 13%, from total expenses reported for the same period in 2020. Excluding stock-based compensation expense, operational expenses increased by 18% year on year as the result of the hiring of new sales staff.

For the six months ended June 30, 2021, the Company had a net loss of $678,485 (or ($0.00) per basic and diluted share) compared with a net loss of $2,482,469 (or ($0.01) per basic and diluted share) for the same period in 2020. Included in the net loss of $678,485, is $36,621 of other income related to the Company’s convertible debt and derivative liabilities recognized during the six months ended June 30, 2021.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the six months ended June 30, 2021, the Company saw a net increase in cash of $37,854. Cash used in operating activities was $482,920, an increase of 36% from the $355,449 net cash used for the same period in 2020. This was offset by net financings of $563,707, not including repayments of debt of $42,933, raised via private placements. Cash as of June 30, 2021 was $64,585.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company filed a lawsuit against a distributor for breach of contract resulting in losses to the Company estimated to be in excess of $1,000,000. The Company reached a settlement with the former distributor and defendant on May 21, 2021 for undisclosed terms.

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

During the six months ended June 30, 2021, the Company sold a total of 53,768,383 shares of common stock for proceeds of $274,457.

During the six months ended June 30, 2021, the Company issued a total of 5,034,146 shares of common stock for the conversion of $54,470 of accrued expenses owed to the VP and General Manager and another employee.

During the six months ended June 30, 2021, the Company issued 27,743,006 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

During the six months ended June 30, 2021, the Company issued 1,780,825 shares of common stock for the conversion of debt and accrued interest.

On February 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 58,850 shares for proceeds of $53,500.

On March 1, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 80,850 shares for proceeds of $73,500.

On April 5, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 58,850 shares for proceeds of $53,500.

On April 30, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 59,125 shares for proceeds of $53,750.

On June 17, 2021, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 60,500 shares for proceeds of $55,000.

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

IGEN Networks Corp

August 13, 2021	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

