Form 10-K
period 2021-12-31
IGEN NETWORKS CORP
filed 2022-03-31
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31772 Casino Drive, Suite C. Lake Elsinore, CA 92530

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

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,670,041 based on the closing price of the common stock of $0.0079.

The number of shares of the registrant’s common stock outstanding as of March 15, 2022 was 1,515,716,857

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

The Company’s principal business is the development and marketing of software services for the automotive and fleet management industry. The Company works with Wireless Carriers and distribution partners to provide direct and secure access to information on vehicle assets and driver behavior. The software services are based on AWS Cloud infrastructure created to provide valuable information to its customers over the wireless network and accessible from internet connected devices. The software services are marketed through automotive dealers, financial institutions, and government channels as distinct commercial and consumer brands that include Nimbo Tracking, CU Trak, Medallion GPS and most recently “FamilyShield” sold direct to consumers through Amazon.com.

The Company’s head office is located at 31772 Casino Drive, Suite C. Lake Elsinore, CA 92530. Direct line is 855-912-5378.

The Company owns the DTC Patent No. 11,037,378 issued from the U.S. Patent Office as of June 15, 2021 for normalization of driver behavior data for consistent and accurate measurement of driver performance regardless of asset-type or data source. The Company has secured trademarks and distribution licenses through increased ownership of privately held technology companies.

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

Item 3. Legal Proceedings

The Company currently does not have any open legal proceedings.

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

Holders

As of December 31, 2021, there were 147 registered shareholders of common shares, not including objecting beneficial owners.

Dividend Policy

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2021. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During fiscal-year 2021, the Company faced significant challenges from the pandemic and supply chain issues within the automotive industry. Despite these challenges IGEN continued to make progress with creating new opportunities and products in 2021. The Company moved into new offices located in Lake Elsinore in anticipation of significant growth post 2021 challenges. Creating new channels and partnerships in 2021 were key initiatives to secure longer term market share with both our consumer and commercial customers. Product and software innovation was our priority with the recent launch of our Next-Generation Platform and Medallion GPS created for Light-Commercial Fleets, both developed with IGEN’s patented Driver Signature and Behavior algorithms.

For the year ended December 31, 2021, the Company recognized revenues of $268,947 with a gross margin of 54% and $145,154 gross profit. Expenses for the year ended December 31, 2021, totaled $3,594,091, an increase of $837,975, or 31%, from total expenses reported for 2020. Excluding $2,590,040 of stock-based compensation expense to our directors, operational expenses increased by 14% year on year.

For the year ended December 31, 2021, the Company saw a net increase in cash of $37,698. Cash used in operating activities was $962,960, an increase of 10% from the $874,261 net cash used in 2020. This was offset by net financings of $1,092,246 raised via private placements. Cash at the end of the year was $64,429.

Notable highlights of the year ended December 31, 2021 include the following Company achievements:

I)	IGEN secures GSA Multiple Award Schedule Contract with State and Federal Governments

ii)	IGEN Networks and T-Mobile for Business launches Co-branded Medallion GPS for Light Commercial Fleets

iii)	IGEN launches industry’s first consumer brand “FamilyShield” to protect young drivers through Amazon.com

iv)	IGEN receives patent acceptance for its Digital Telematics Signature (DTC) patent for greater accuracy in measuring driver performance

v)	IGEN launched Medallion GPS for Light - Commercial Fleets with County Executives of America

vi)	Nimbo Tracking appoints Peak Performance Team (PPT) and DOWC as distributors for nationwide launch of its products and services across 50 States covering 2400 dealership franchises

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2021 and 2020, the carrying value for that reporting unit is negative.

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

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2021, the Company had total current assets of $174,366, an 113% increase from the end of 2020. This increase was mostly due to a $92,349 increase in cash, accounts receivable, and inventory, because of the timing of payments to Nimbo from its customers and an increase in new sales contracts in Q4 2020.

The Company’s current liabilities as of December 31, 2021, were $1,084,366, a 6% decrease over those reported at the end of the 2020. However, $65,715 (or 6%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The decrease in current liabilities was mostly due to a $252,339 decrease in accounts payable, accrued expenses, derivative liability, and current portion of deferred revenues as of December 31, 2021.

IGEN ended 2021 with negative working capital of $910,000. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

In 2021, the Company raised an additional $1,142,211 in financings and converted $472,810 of preferred stock and convertible debentures into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of December 31, 2021, the Company’s total assets were $761,826, a 30% increase over the prior year, due primarily to the increase in current assets previously discussed and the new operating lease asset. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of December 31, 2021, the Company’s total liabilities were $1,371,494, which reflects $79,770 in long-term deferred revenue, net in addition to the $1,084,366 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond 2022. Total liabilities decreased by 6% over the previous year, however 11%, or $145,485 of the Company’s year-end total liabilities was deferred revenue, net, compared with $138,812 of deferred revenue, net reported at the end of 2020.

The above resulted in net assets as of December 31, 2021 being ($609,668) and an accumulated deficit of $19,076,522.

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

Results of Operations

Revenues and Net Loss

Revenues

For the year ended December 31, 2021, the Company had revenues of $268,947, a 27% decrease over the revenues reported for same period in 2020. Decrease in revenue was primarily due to the impact of COVID-19 on demand for new vehicles at our customers’ franchise dealerships. Several of our customers’ dealerships were closed as a result of localized infections amongst their staff and sales management.

Costs of goods sold for 2021 were $123,793, representing a decrease of 54% year on year. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit was $145,154, representing an increase of 50% year on year, and gross margins of 54%.

Though the Company decreased revenues, decreased gross profit, and decreased gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the year ended December 31, 2021, totaled $3,574,091, an increase of $837,975, or 31%, from total expenses reported for 2020. Excluding $2,590,040 of stock-based compensation expense to our directors, operational expenses increased by 14% year on year.

Net Loss

For the year ended December 31, 2021, the Company had a net loss of $3,428,937 (or ($0.00) per basic and diluted share) compared with a net loss of $2,639,472 (or ($0.00) per basic and diluted share) in 2020. Included in the net loss of $3,428,937, is $82,198 of other expenses related to the Company’s convertible debt and derivative liabilities recognized in 2021.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows

For the year ended December 31, 2021, the Company saw a net increase in cash of $37,698. Cash used in operating activities was $962,960, an increase of 10% from the $874,261 net cash used in 2020. This was offset by net financings of $1,092,246 raised via private placements. Cash at the end of the year was $64,429.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the years ended December 31, 2021 and 2020 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

IGEN Networks Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. and subsidiary (the “Company”) as of December 31, 2021, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ GreenGrowthCPAs

We have served as the Company’s auditor since 2021,

March 30, 2022

Los Angeles, California

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of IGEN Networks Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IGEN Networks Corp. and subsidiary (the “Company”) as of December 31, 2020, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Macias Gini & O’Connell LLP

Irvine, CA

March 31, 2021

Auditor Firm ID  - 6580

IGEN NETWORKS CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2021	December 31, 2020

Assets

Current Assets
Cash	$64,429	$26,731
Accounts and other receivables, net	38,754	34,830
Inventory	71,183	20,456
Prepaid expenses and deposits	-	-
Total Current Assets	174,366	82,017

Deposits	5,722	-
Operating lease asset, net	76,230	-
Goodwill	505,508	505,508
Total Assets	$761,826	$587,525

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$678,347	$846,736
Current portion of deferred revenue, net of contract assets	65,715	96,792
Notes payable, current portion, net of discount of $4,615 and $0, respectively	114,338	5,943
Convertible debentures, current portion, net of discount of $30,586 and $22,645, respectively	89,064	14,580
Derivative liabilities	136,902	189,775
Total Current Liabilities	1,084,366	1,153,826

Notes payable, net of current portion	152,147	207,219
Operating lease liability, net of current portion	55,211	-
Convertible debentures, net of current portion, net of discount of $0 and $141,536, respectively	-	55,570
Deferred revenue, net of contract assets and current portion	79,770	42,020
Total Liabilities	1,371,494	1,458,635

Commitments and Contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 1,250,000 shares with $0.001 par value, 199,375 shares and 186,450 shares issued and outstanding as of December 31, 2021 and 2020, respectively, aggregate liquidation preference of $203,463 and $190,194 as of December 31, 2021 and 2020, respectively, and net of discount of $101,317 and $101,104 as of December 31, 2021 and 2020, respectively	84,022	51,907

Stockholders’ Deficit
Series B preferred stock – Authorized – 5,000,000 shares with $0.001 par value, issued and outstanding – 5,000,000 and 1,000,000 shares, as of December 31, 2021 and 2020, respectively	5,000	1,000
Common stock: Authorized – 1,740,000,000 shares with $0.001 par value issued and outstanding – 1,476,869,532 and 1,192,192,158 shares as of December 31, 2021 and 2020, respectively	1,476,870	1,192,192
Additional paid-in capital	16,900,962	13,068,978
Accumulated deficit	(19,076,522)	(15,185,187)
Total Stockholders’ Deficit	(693,690)	(923,017)
Total Liabilities and Stockholders’ Deficit	$761,826	$587,525

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Years ended December 31,
	2021	2020

Revenues:
Sales, services	$268,947	$355,690
Sales, other	-	12,317
Total Revenues	268,947	368,007
Cost of goods sold	123,793	271,363
Gross Profit	145,154	96,644

Expenses:
Selling, general and administrative expenses	423,288	448,857
Payroll and related	284,110	190,601
Management and consulting fees	193,647	154,077
Stock-based director expense	2,590,040	277,543
Total Expenses	3,491,085	1,071,078
Loss Before Other Income (Expense)	(3,345,931)	(974,434)
Other Income (Expense):
Accretion of discounts on convertible debentures	(134,014)	(134,263)
Change in fair value of derivative liabilities	79,337	(1,079,355)
Loss on extinguishment of debt, net	-	(209,009)
Interest expense	(27,521)	(242,411)
Total Other Income (Expense), net	(82,198)	(1,665,038)
Net Loss before Provision for Income Taxes	(3,428,129)	(2,639,472)
Provision for Income Taxes	(808)	-
Net Loss	(3,428,937)	(2,639,472)
Increase in value of warrants	-	(370,726)
Accrued and deemed dividend on redeemable convertible preferred stock	(371,926)	(544,329)
Net loss attributable to common stockholders	(3,800,863)	(3,554,527)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	1,263,939,724	786,228,507

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Redeemable Convertible Preferred stock and Stockholders’ Deficit

(Expressed in U.S. dollars)

	Redeemable Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2019	-	$-	-	$-	66,714,970	$66,715	$10,426,245	$(11,049,499)	$(556,539)

Stock-based compensation	-	-	-	-	150,000	150	51,061	-	51,211

Common stock issued for cash	-	-	-	-	4,000,000	4,000	131,000	-	135,000

Common stock issued in connection with debenture issuance	-	-	-	-	100,000	100	4,900	-	5,000

Common stock issued for debenture conversion, including related fees	-	-	-	-	300,000	300	6,865	-	7,165

Series A preferred preferred stock issued for cash, net of costs and discounts	202,600	23,400	-	-	-	-	-	-	-

Accrued dividends and accretion of conversion feature on Series A preferred stock	-	46,620	-	-	-	-	-	(46,620)	(46,620)

Deemed dividends related to conversion feature of Series A preferred stock	-	-	-	-	-	-	-	(55,468)	(55,468)

Common stock issued for Series A preferred stock conversions	(42,000)	(38,093)	-	-	2,977,226	2,977	77,145	-	80,122

Net loss	-	-	-	-	-	-	-	(479,073)	(479,073)

Balance, December 31, 2019	160,600	31,927	-	-	74,242,196	74,242	10,697,216	(11,630,660)	(859,202)

Shares of Series A preferred stock for cash, net of costs and discounts	333,850	46,544	-	-	-	-	-	(262,888)	(262,888)

Conversion of Series A preferred shares to common stock	(308,000)	(105,984)	-	-	272,256,929	272,257	375,872	(202,021)	446,108

Issuance of Series B preferred stock	-	-	1,000,000	1,000	-	-	276,543	-	277,543

Accrued dividends on Series A preferred stock	-	79,420	-	-	-	-	-	(79,420)	(79,420)

Shares of common stock issued for cash	-	-	-	-	44,803,645	44,804	158,169	-	202,973

Shares of common stock issued for conversion of convertible note, including fees	-	-	-	-	659,021,898	659,022	1,235,541	-	1,894,563

Stock-based compensation	-	-	-	-	-	-	14,906	-	14,906

Cashless exercise of warrants	-	-	-	-	105,038,690	105,038	(105,038)	-	-

Increase in fair value of warrants	-	-	-	-	-	-	370,726	(370,726)	-

Issuance of common stock for conversion of payables	-	-	-	-	26,828,800	26,829	40,243	-	67,072

Issuance of common stock for commitment fee on equity line	-	-	-	-	8,000,000	8,000	(8,000)	-	-

Issuance of common stock for commitment fee on inventory note	-	-	-	-	2,000,000	2,000	12,800	-	14,800

Net loss	-	-	-	-	-	-	-	(2,639,472)	(2,639,472)

Balance, Dec 31, 2020	186,450	$51,907	1,000,000	$1,000	1,192,192,158	$1,192,192	$13,068,978	$(15,185,187)	$(923,017)

Shares of Series A preferred stock for cash, net of costs and discounts	517,550	150,644	-	-	-	-	-	(76,304)	(76,304)

Accrued dividends on Series A preferred stock	-	147,652	-	-	-	-	-	(147,652)	(147,652)

Conversion of Series A preferred shares to common stock	(504,625)	(266,181)	-	-	113,571,223	113,573	747,999	(238,442)	623,130

Issuance of Series B preferred stock	-	-	4,000,000	4,000	-	-	2,550,447	-	2,554,447

Shares of common stock issued for cash	-	-	-	-	151,368,383	151,368	470,377	-	621,745

Shares of common stock issued for exercise of convertible note, including fees	-	-	-	-	1,780,825	1,781	16,829	-	18,610

Stock-based compensation	-	-	-	-	7,235,356	7,235	34,810	-	42,045

Cashless exercise of warrants	-	-	-	-	498,260	498	(498)	-	-

Issuance of common stock for conversion of payables	-	-	-	-	3,243,875	3,244	13,299	-	16,543

Issuance of common stock for commitment fee on equity line	-	-	-	-	5,479,452	5,479	(5,479)	-	-

Issuance of common stock for loan extension	-	-	-	-	1,500,000	1,500	4,200	-	5,700

Net loss	-	-	-	-	-	-	-	(3,428,937)	(3,428,937)

Balance, December 31, 2021	199,375	$84,022	5,000,000	$5,000	1,476,869,532	$1,476,870	$16,900,962	$(19,076,522)	$(693,690)

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Years ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(3,428,937)	$(2,639,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures and preferred stock	134,014	134,263
Bad debts	-	-
Change in fair value of derivative liabilities	(79,337)	1,079,355
Interest charge for derivative liabilities in excess of face amount of debt	-	164,310
Loss on settlement of debt	-	209,009
Amortization of right of use asset	5,438	-
Stock-based compensation	2,602,191	292,449

Changes in operating assets and liabilities:
Accounts and other receivables	(3,924)	(16,694)
Inventory	(50,727)	(16,122)
Prepaid expenses and deposits	(5,722)	-
Restricted cash	-	-
Accounts payable and accrued liabilities	(142,629)	42,294
Deferred revenue, net	6,673	(123,653)
Net Cash Used in Operating Activities	(962,960)	(874,261)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of offering costs	470,500	303,070
Proceeds from notes payable	49,965	406,449
Repayment of lease liability	(5,438)	-
Repayment of notes payable	(136,115)	(50,000)
Proceeds from convertible debentures, net of offering costs	-	38,500
Proceeds from issuance of common stock	621,746	202,973
Net Cash Provided by Financing Activities	1,000,658	900,992

Change in Cash	37,698	26,731
Cash, Beginning of Year	26,731	-
Cash, End of Year	$64,429	$26,731

Supplemental Disclosures:
Interest paid	$18,593	$-
Income taxes paid	$808	$-

Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$18,610	$1,895,562
Derecognition of notes payable and accrued interest	$(9,616)	$(372,454)
Derecognition of unamortized discount	$-	$229,322
Derecognition of derivative liabilities	$(9,013)	$(1,448,326)
Conversion of preferred stock:
Fair value of common stock issued	$861,574	$648,129
Derecognition of preferred stock	$(472,810)	$(376,325)
Derecognition of unamortized discount	$206,629	$259,971
Derecognition of derivative liabilities	$(356,951)	$(286,782)
Deemed divided	$(251,187)	$(215,039)
Discount related to issuance of preferred stock	$319,856	$256,526
Deemed dividends on preferred stock (excluding conversions)	$(147,653)	$(262,901)
Cashless exercise of warrants	$498	$105,038
Original issue discount on convertible debt	$-	$-
Increase in value of warrants	$-	$370,726
Conversion of accrued liabilities with issuance of common stock	$-	$67,073
Issuance of common shares for commitment fee on equity line	$5,481	$8,000
Discount for issuance of convertible debt	$-	$184,841
Right of use asset	$81,668	$-
Reclassification of security deposit to accounts payable	$4,013	$4,013

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2021 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations and has negative operating cash flows since inception, has a working capital deficit of $910,000 and an accumulated deficit of $19,076,522 as of December 31, 2021, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully growing its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of December 31, 2021 and 2020, the allowance for doubtful accounts was approximately $11,000 and $22,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded during the years ended December 31, 2021 and 2020.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2021 and 2020. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2021 and 2020, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contracts with customers and are amortized using the same method and term as deferred revenues. As of December 31, 2021 and 2020, deferred revenues, net of contract assets totaled $145,485 and $138,812, respectively, and contract assets totaled $71,441 and $66,022, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the year ended December 31, 2021, the Company recorded additions to deferred revenues of $278,509 and recognized total revenues of $219,808 through the amortization of deferred revenues. During the year ended December 31, 2021, the Company recognized revenues of $135,708 related to deferred revenues outstanding as of December 31, 2020 as the services were performed.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of December 31, 2021 and 2020, the Company has 239,950,260 and 262,930,295 potentially dilutive shares outstanding, respectively.

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

3. Accounts and Other Receivables

	December 31, 2021	December 31, 2020
Trade accounts receivable	$49,462	$57,298
Allowance for doubtful accounts	(10,708)	(22,468)
	$38,754	$34,830

4. Goodwill

As of December 31, 2021 and 2020, the Company had goodwill of $505,508 related to the acquisition of Nimbo Tracking, LLC.

5. Accounts Payable and Accrued Liabilities

	December 31, 2021	December 31, 2020
Trade accounts payable	$540,288	$686,222
Accrued liabilities	5,740	19,349
Lease liability, current portion	21,019	-
Accrued interest payable	6,097	19,064
Payroll and commissions payable	15,203	32,101
Unrecognized tax position	90,000	90,000
	$678,347	$846,736

6. Convertible Debentures and Notes Payable

On May 17, 2019, the Company entered into a Convertible Promissory Note (“Promissory Note”) with Crown Bridge Partners, LLC (the “Holder”). The Promissory Note bears interest at 7% per annum (with the understanding that the first 12 months of interest of each tranche will be guaranteed). The maturity date is 18 months from the effective date of each payment.

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

In connection with the Promissory Note, the Company also entered into a Securities Purchase Agreement with the Holder which states that the Company will also issue to the Holder a warrant to purchase an amount of shares of its common stock equal to 50% of the face value of each respective tranche divided by $0.10.

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

On December 13, 2021, the Company received $50,000 in net cash proceeds from a note holder under a short-term bridge note. The total amount to be repaid under the note is $77,000. The note matures on May 30, 2022. The Company is required to make 24 weekly payments of $3,208. As of December 31, 2021, the balance on the note was $51,713.

During the year ended December 31, 2021, the holders of the convertible notes converted a total of $9,616 of principal, interest and fees for a total of 1,780,825 shares of common stock. Related to these conversions during the year ended December 31, 2021, the Company recorded a reduction of the associated derivative liability for the conversion features of $9,013 and a reduction of the debt discount of $0 as components of the loss on settlement of debt. During the year ended December 31, 2021, the Company recorded $134,014 of interest expense related to the amortization of the debt discounts.

On May 4, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the U.S. Small Business Administration (“SBA”) and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. As of December 31, 2021, the balance of the PPP Loan, including accrued interest was $60,948.

On July 7, 2020, the Company entered into a secured disaster loan with the SBA with a principal amount of $150,000. The SBA loan bears interest at 3.75% per annum and matures in July 2050. The Company is required to make monthly principal and interest payments of $731 beginning in July 2021. As of December 31, 2021, the balance on the SBA loan, including interest was 158,438.

As of December 31, 2021 long-term debt matures as follows:

Year Ending	Notes Payable	Convertible Notes	Total
2022	$118,953	$119,650	$238,603
2023	3,327	-	3,327
2024	3,454	-	3,454
2025	3,586	-	3,586
2026	3,718	-	3,718
Thereafter	138,061	-	138,061

	$271,099	$119,650	$390,749

7. Derivative Liabilities

During the years ended December 31, 2021 and 2020, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 6) and convertible series A preferred stock with variable exercise prices based on market rates (see Note 9). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the years ended December 31, 2021 and 2020, assuming no expected dividends:

	2021	2020
Expected volatility	135-275%	271 – 322%
Risk free interest rate	0.05-0.15%	0.3% - 1.41%
Expected life (in years)	0-1.5	0.5 – 1.5

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of December 31, 2021 and 2020.

	Level 3 Carrying Value as of December 31, 2021	Level 3 Carrying Value as of December 31, 2020
Derivative liabilities:
Embedded conversion feature – convertible debt	$51,131	$97,024
Embedded conversion feature – preferred stock	85,771	92,751
	$136,902	$189,775

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For The Year Ended December 31, 2021	For The Year Ended December 31, 2020
Embedded Conversion Features – Debt Instruments
Balances, as of the beginning of the year	$97,024	$87,571
Derivative liabilities recorded upon issuance of debt instruments	-	301,351
Extinguishment due to conversion of debt instruments	(8,994)	(1,448,326)
Net changes in fair value included in net loss	(36,989)	1,156,428
Ending balance	$51,131	$97,024

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$92,751	$4,751
Derivative liabilities recorded upon issuance of preferred stock	392,410	519,427
Extinguishment due to conversion of preferred stock	(356,951)	(340,234)
Net changes in fair value included in net loss	(42,439)	(91,193)
Ending balance	$85,771	$92,751

Total ending balance	$136,902	$189,775

8. Related Party Transactions

(a)

During the years ended December 31, 2021 and 2020, the Company incurred approximately $147,000 and $142,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2021 and 2020, the Company owed approximately $9,000 and $9,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the years ended December 31, 2021 and 2020, the Company incurred approximately $0 and $64,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of December 31, 2021 and 2020, the amounts owed to this related-party vendor were approximately $14,000 and $12,000 respectively.

(c)

During the years ended December 31, 2021 and 2020, the Company issued 4,608,173 and 26,828,800 shares of common stock for the conversion of $24729 and $67,073, respectively of accrued expenses owed to the CEO and VP of Operations.

(d)	During the year ended December 31, 2021 and 2020, the Company recorded approximately $8,000 and $8,000, respectively to the VP and General Manager for rent and other office expenses.

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

On December 27, 2021, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 81,125 shares for proceeds of $73,750.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the year ended December 31, 2021, the Company issued 517,550 shares of series A preferred stock for proceeds of $470,500. Related to these issuances, the Company recorded derivative liabilities of $392,410 and discounts to the preferred stock of $319,856, which is being amortized to deemed dividends over the redemption period. Also related to these issuances the Company recorded deemed dividends of $76,304.

During the year ended December 31, 2021, the holder of the Series A preferred stock converted 504,625 shares of Series A preferred tock and accrued dividends into 113,571,233 shares of common stock. Related to these conversions during the year ended December 31, 2021, the Company recorded a reduction of the associated derivative liability for the conversion features of $356,951 and a reduction of the preferred stock discount of $206,629 and $238,442 of deemed dividend.

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

The grant date fair value of the Series B preferred stock issued during 2020 was estimated based upon the control premium of the Company, less a 10% discount. $277,543 was recorded to stock-based director compensation expense in the accompanying consolidated statement of operations.

The grant date fair value of the Series B preferred stock issued during 2021was estimated based upon the control premium of the Company, less a 10% discount. $2,554,447 was recorded to stock-based director compensation expense in the accompany consolidated statement of operations.

Common Stock

2021

During the year ended December 31, 2021, the Company sold a total of 151,368,383 shares of common stock for proceeds of $621,745.

During the year ended December 31, 2021, the Company issued a total of 10,479,231 shares of common stock for the conversion of $58,588 of accrued expenses owed to the VP and General Manager and another employee.

During the year ended December 31, 2021, the Company issued 498,260 shares for the cashless exercise of warrants.

During the year ended December 31, 2021, the Company issued 113,571,223 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

During the year ended December 31, 2021, the Company issued 1,780,825 shares of common stock for the conversion of debt and accrued interest.

During the year ended December 31, 2021, the Company issued a total of 6,979,452 shares of common stock for a loan commitment fee and a loan extension fee.

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

10. Share Purchase Warrants

The following table summarizes the activity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, January 1, 2020	4,527,614	$0.18
Issued	-	-
Adjusted for triggered down-round provisions	315,521,528	0.00
Exercised	(96,957,101)	0.00
Expired	(56,574,123)	0.00
Balance, December 31, 2020	166,517,918	0.00
Issued	-	-
Adjusted for triggered down-round provisions	-	0.00
Exercised	-	0.00
Expired	(980,392)	0.00
Balance, December 31, 2021	165,537,526	$0.00

As of December 31, 2021, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
163,265,304	$0.00	September 23, 2024
50,000	$0.20	January 2, 2022
165,537,526

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

11. Stock Options

The Company established a stock option plan for directors, officers, employees and consultants of the Company (the “Plan”). The purpose of the Plan is to give to directors, officers, employees and consultants of the Company, as additional compensation, the opportunity to participate in the profitability of the Company by granting to such individuals options, exercisable over periods of up to ten (10) years as determined by the board of directors of the Company, to buy shares of the Company at a price equal to the Market Price (as defined) prevailing on the date the option is granted. As of December 31, 2021, there were 4,765,000 shares available under the Plan.

The following table summarizes the activity of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, January 1, 2020	5,690,000	$0.13
Granted	-	-
Exercised	-	-
Cancelled / forfeited	(2,440,000)	0.19
Balance, December 31, 2021	3,250,000	$0.09	$-
Granted	-	-
Cancelled / forfeited	(75,000)	0.16
Balance, December 31, 2021	3,175,000	$0.08	$-
Vested as of December 31, 2021	3,175,000	$0.08	$-
Unvested as of December 31, 2021	-	$-	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	2.4	0.04	1,500,000	0.04
$0.08	250,000	0.8	0.08	250,000	0.08
$0.13	1,425,000	0.4	0.13	1,425,000	0.13
	3,175,000	1.3	$0.08	3,175,000	$0.08

During the years ended December 31, 2021 and 2020, the Company did not issue any options to employees. As of December 31, 2021, the Company had no unrecognized compensation expense.

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

During the year ended December 31, 2021 and 2020, the Company had two and two customers which accounted for 56% and 61%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of December 31, 2021 and 2020, the Company had one and three customers, respectively, which accounted for 99% and 99%, respectively, of the gross accounts receivable balance.

14. Income Taxes

The Company’s income tax provision consists of the following:

	2021	2020
Current:
Federal	$-	$-
State	808	-
Foreign	-	-
Total Current	808	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision for income taxes	$808	$-

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	2021	2020
Computed tax benefit at federal statutory rate	$764,147	$(554,289)
State taxes	638	-
Permanent items	75	1,778
Stock-based compensation	8,829	58,284
Incentive stock options	-	-
Conversion feature derivative liability	-	24,394
Interest expense, derivative liability	-	34,505
Uncertain tax positions	-	-
Impact of difference related to foreign earnings	-	-
Gain on extinguishment of debt	-	-
Change in fair value of derivative liability	16,661	223,699
Valuation allowance	(789,542)	211,629
Provision for income taxes	$808	$-

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$604,000	$2,501,000
Stock-based compensation	767,000	6,000
Accounts receivable and other timing differences	138,000	140,000
Basis difference in assets and debt	(71,000)	(64,000)
Total Deferred Tax Asset	1,438,000	2,583,000
Valuation allowance	(1,438,000)	(2,583,000)
Net Deferred Tax Asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets for the U.S. federal and state have been fully offset by a valuation allowance.

As of December 31, 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of $ 3,874,000 and $ 8,084,000, respectively, which expire beginning in the year 2029.

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

The Company has a reserve related to unrecognized tax positions of $90,000 as of December 31, 2021, which is presented as part of accounts payable and accrued liabilities. These unrecognized tax positions, if recognized, would affect the effective tax rate. A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2021 is as follows:

Federal and State
Balance at January 1, 2021	$90,000
Additions for tax positions related to current year	-
Additions for tax positions related to prior years	-
Balance at December 31, 2021	$90,000

15. Commitments and Contingencies

Withheld Payroll Taxes

Since its inception, the Company has made several payments to employees for wages, net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, as of December 31, 2021 and 2020 the Company has recorded $37,984 and $37,984, respectively, related to this obligation in accounts payable and accrued liabilities, including estimated penalties and interest.

Operating Lease

On September 1, 2021 the Company entered into a lease for office space under an operating lease for approximately 2,500 square feet in Lake Elsinore, California, which is set to expire on October 31, 2024.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities as adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases.

The Company’s lease contains rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the consolidated balance sheet.

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020
Operating lease cost	$5,438	$-

Other information related to leases was as follows:

	Year Ended December 31,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$7,785	$-
Operating lease asset obtained in exchange for lease liability:
Operating lease	$81,668	$-
Remaining lease term
Operating lease	2.83 years	-
Discount rate
Operating lease	12.00%	-

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter:

For the Years Ended December 31,

2022	$28,935
2023	33,244
2024	28,610
Total minimum lease payments	90,789
Less imputed interest	(14,559)
Present value of lease liabilities	76,230
Less current portion of operating lease liability	(21,019)
Non-current operating lease liability	$55,211

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

16. Subsequent Events

On January 24, 2022, the Company issued 11,000,000 share of common stock under its Equity Line for total proceeds of $42,240.

On January 24, 2022, the Company issued 840,278 shares of common stock to a vendor for services valued at $3,630.

On January 27, 2022, the Company issued 2,272,727 shares of common stock to a director, valued at $10,000.

On February 1, 2022, the Company borrowed $100,000 under an Inventory Promissory Note from an investor. The note bears interest at 6% per annum are requires 6 monthly payments of $17,667 beginning in September 2022. The note is convertible into common stock.

On February 2, 2022, the Company issued 59,125 shares of Series A preferred stock for total proceeds of $53,750.

On February 18, 2022, the Company converted 40,000 shares of Series A preferred stock into 10,146,342 shares of common stock.

On February 28, 2022, the Company converted 19,125 shares of Series A preferred stock into 6,027,273 shares of common stock.

On March 1, 2022, the Company borrowed $100,000 under another Inventory Promissory Note from an investor. The note bears interest at 6% per annum are requires 6 monthly payments of $17,667 beginning in October 2022. The note is convertible into common stock.

On March 8, 2022, the Company issued 40,000,000 shares of common stock to an investor for the cancellation of the investors warrants.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 11, 2022, the Audit Committee of the Board of Directors of IGEN Networks Corp. (“IGEN”), upon completion of a formal proposal process with independent accounting firms, replaced Macias Gini & O’Connell (“MGO”) as its independent public accountants with the selection of Green Growth CPAs (“GGCPA”) as the independent public accountants to audit the financial statements of IGEN and its consolidated subsidiaries for the fiscal year ended December 31, 2021.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on that evaluation, they concluded that during the period covered by this report, though there are weaknesses in the Company’s internal controls, given the current size of the organization, such internal controls and procedures as were in place were adequately effective to detect the inappropriate application of US GAAP. We did not identify any material weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2021, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2021, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of March 30, 2022:

Name	Age	Position	Term of Office
Robert Nealon	65	Director, Chairman of the Board	July 8, 2010 to present
Neil G. Chan	59	Director, Chief Executive Officer	September 1, 2011 to present
Mark Wells	59	Director	January 17, 2018 to present
Abel I. Sierra	49	Executive Officer, VP&GM	September 15, 2017 to present
Robert Friedman		Director	March 17, 2020 to present

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Stock awards ($)	Option awards ($)(2)	Total ($)

Neil G. Chan – CEO & Director	2021	142,000	0	0	142,000
	2020	142,000	0	0	142,000

Abel I. Sierra – VP & GM	2021	121,000	0	25,000	146,000
	2020	121,000	0	0	121,000

_____________

(1)	Salary for services as an executive officer. No compensation for services as a director
(2)	Valuation of Stock and Option awards are based on the issuance details listed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2021.

Outstanding Equity Awards at Fiscal Year-end –

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable

Neil Chan, CEO	500,000	0	$0.13	11-May22
	1,000,000	0	$0.04	15-May-24

Abel Sierra, VP&GM	150,000	0	$0.13	11-May22
	500,000	0	$0.04	15-May-24

The Company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation 1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon	2021	0	638,612	0	638,612
Neil G. Chan	2021	0	638,612	0	638,612
Robert Friedman	2021	0	638,612	0	638,612
Mark Wells	2021	0	638,612	0	638,612

1 Provides information on Directors not serving as executive officers only. Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors received no cash compensation in 2021. Directors with the exception of the CEO were paid in stock equivalent to $25,000 retainer in 2018. In 2013, Robert Nealon, Director and Chairman of the Board, was awarded 150,000 stock options, all of which vested in 2013 and none of which were exercised. In 2015, Mr. Nealon was awarded 250,000 stock options, all of which vested in 2015 and none of which were exercised. Mr. Nealon had 250,000 options which expired on September 21, 2020.

Compensation of Executives

The CEO, Neil Chan who is also a director of the Company earned a salary of $142,000 in 2021, same as 2020. In 2013, the CEO, was granted 825,000 stock options, all of which vested in 2013, and 769,444 of which were exercised, leaving 55,556 vested and unexercised as of December 31, 2014. In 2015, Mr. Chan was granted a further 1,000,000 stock options all of which vested in 2015 and 55,556 options were exercised in January 2016. In 2017, Mr. Chan was granted another 500,000 stock options. In 2019, Mr. Chan was granted another 1,000,000 stock options, resulting in a total of 1,500,000 options as of December 31, 2021.

Mr. Abel Sierra, VP and General Manager, is paid $121,000 per annum excluding sales commissions. Mr. Sierra was granted 500,000 stock options during 2019. Mr. Sierra has a total of 650,000 stock options unexercised as of December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2021.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31 2021.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	3,175,000	0.08	4,840,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	3,175,000	0.09	4,840,000

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of December 31, 2021 unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors and director nominees, (iii) our principal executive officer and our other executive officers who were serving as such at the end of Fiscal 2021 (each, a “named executive officer”), and (iv) all of our directors, director nominees and executive officers as a group. We know of no agreements among our stockholders that relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

Beneficial ownership is determined in accordance with applicable SEC rules and generally reflects sole or shared voting or investment power over securities. Under these rules, a person is deemed to be the beneficial owner of securities that the person has the right to acquire as of or within 60 days after December 31, 2021, upon the exercise of outstanding stock options or warrants, the conversion of outstanding convertible notes, or the exercise or conversion of any other derivative securities affording the person the right to acquire shares of our common stock. As a result, each person’s percentage ownership set forth in the table below is determined by assuming that all outstanding stock options, warrants or other derivative securities held by such person that are exercisable or convertible as of or within 60 days after December 31, 2021 have been exercised or converted. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each person identified in the table below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. All ownership percentages in the table are based on 1,515,716,857 shares of our common stock outstanding as of March 15, 2022.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner:	Number	Percent
5% Stockholders:

Directors and Executive Officers:
Robert Friedman	32,645,833	2.2%
Neil Chan(2)	34,120,005	2.4%
Abel Sierra(3)	15,408,170	1.0%
Robert Nealon(4)	3,316,667	*
Mark Wells	960,785	*
All executive officers and directors as a group (5 persons)	86,451,460	6%

_________

*	Represents beneficial ownership of less than 1%.
(1)	not used
(2)

Represents 1,500,000 shares of Common Stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2020, and 32,620,005 outstanding shares of Common Stock.

(3)

Represents 650,000 shares of Common Stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2020, and 14,758,170 outstanding shares of Common Stock.

(4)

Represents 400,000 shares of Common Stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2020, and 2,916,667 outstanding shares of Common Stock.

(5)	not used

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

(a) During the years ended December 31, 2021 and 2020, the Company incurred approximately $147,000 and $142,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2021 and 2020, the Company owed approximately $9,000 and $9,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b) During the years ended December 31, 2021 and 2020, the Company incurred approximately $0 and $64,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of December 31, 2021 and 2020, the amounts owed to this related-party vendor were approximately $14,000 and $12,000 respectively.

(c) During the years ended December 31, 2021 and 2020, the Company issued 4,608,173 and 26,828,800 shares of common stock for the conversion of $24,729 and $67,073, respectively of accrued expenses owed to the CEO and VP of Operations.

(d) During the year ended December 31, 2021 and 2020, the Company recorded approximately $8,000 and $8,000, respectively to the VP and General Manager for rent and other office expenses.

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

2021: $68,000

2020: $126,000

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2021: $0

2020: $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2021: $0

2020: $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2021: $0

2021: $0

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

(1) Financial statements:

- Audited Financial Statements for the year ended December 31, 2021

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

IGEN Networks Corp

March 30, 2022	By:	/s/ Neil Chan
Neil Chan,
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

