Form 10-Q
period 2022-03-31
IGEN NETWORKS CORP
filed 2022-05-12
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022.

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

The number of shares of the registrant’s common stock issued and outstanding as of May 11, 2022 is 1,549,420,305.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three-month period ended March 31, 2022 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2022

(Unaudited - Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets

Current Assets
Cash	$35,380	$64,429
Accounts and other receivables, net	29,686	38,754
Inventory	188,995	71,183
Total Current Assets	254,061	174,366

Operating lease asset, net	70,679	76,230
Security deposits	5,722	5,722
Goodwill	505,508	505,508
Total Assets	$835,970	$761,826

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$662,952	$678,347
Current portion of deferred revenue, net of contract assets	66,846	65,715
Notes payable, current portion	208,431	114,338
Convertible debentures, current portion, net of discount of $9,791 and $30,586, respectively	114,283	89,064
Derivative liabilities	104,670	136,902
Total Current Liabilities	1,157,182	1,084,366

Notes payable, net of current portion	237,292	152,147
Operating lease liability, net of current portion	48,629	55,211
Deferred revenue, net of current portion and contract assets	74,870	79,770
Total Liabilities	1,517,973	1,371,494

Commitment and contingencies

Redeemable convertible preferred stock - Series A:
Authorized – 1,250,000 shares with $0.001 par value, 199,375 shares and 199,375 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, net of discount of $71,967 and $101,317, respectively, aggregate liquidation preference of $202,721 and $203,463 as of March 31, 2022 and December 31, 2021, respectively	112,384	84,022

Stockholders’ Deficit
Series B preferred stock: Authorized - 5,000,000 shares with $0.001 par value issued and outstanding - 5,000,000, as of March 31, 2022 and December 31, 2021	5,000	5,000
Common stock: Authorized - 1,890,000,000 shares with $0.001 par value issued and outstanding – 1,536,920,305 and 1,476,869,532 shares, as of March 31, 2022 and December 31, 2021, respectively	1,536,921	1,476,870

Additional paid-in capital	17,022,651	16,900,962
Accumulated Deficit	(19,358,959)	(19,076,522)
Total Stockholders’ Deficit	(794,387)	(693,690)
Total Liabilities and Stockholders’ Deficit	$835,970	$761,826

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Revenues:
Sales, services	$46,260	$79,431
Sales, other	-	-
Total Revenues	46,260	79,431
Cost of goods sold	14,495	64,317
Gross Profit	31,765	15,114

Expenses:
Selling, general and administrative	38,214	58,368
Management and consulting fees	67,796	46,415
Payroll and related	109,799	78,377
Stock-based director expense	-	278,477
Total Expenses	215,809	461,607
Loss Before Other Income (Expense)	(184,044)	(446,493)
Other Income (Expense):
Accretion of discounts on convertible debentures	(25,410)	(41,161)
Change in fair value of derivative liabilities	39,574	142,695
Loss on extinguishment of debt	-	-
Interest expense	(16,227)	(7,589)
Total Other Income (Expense), net	(2,063)	93,945

Net loss before provision for income taxes	(186,107)	(352,548)
Provision for income taxes	-	-
Net Loss	(186,107)	(352,548)

Deemed dividend on preferred stock	(96,330)	(141,641)
Net loss attributable to common stockholders	$(282,437)	$(494,009)
Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	1,500,021,665	1,213,107,543

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	199,375	$84,022	5,000,000	$5,000	1,476,869,532	$1,476,870	$16,900,962	$(19,076,522)	$(693,690)

Shares of Series A preferred stock issued for cash, net of costs and discounts	118,250	50,282	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(118,250)	(59,844)	-	-	37,377,063	37,377	130,750	(58,406)	109,721

Accrued dividends on Series A preferred stock	-	37,924	-	-		-	-	(37,924)	(37,924)

Shares of common stock for cashless exercise of warrants	-	-	-	-	19,560,705	19,561	(19,561)	-	-

Shares of common stock issued for services	-	-	-	-	3,113,005	3,113	10,500	-	13,613

Net loss	-	-	-	-		-	-	(186,107)	(186,107)

Balance, March 31, 2022	199,375	$112,384	5,000,000	$5,000	1,536,920,305	$1,536,921	$17,022,651	$(19,358,959)	$(794,387)

	Redeemable Series A									Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Subscription	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2020	186,450	$51,907	1,000,000	$1,000	1,192,192,158	$1,192,192	$13,068,978	$-	$(15,185,187)	$(923,017)

Shares of Series A preferred stock for cash, net of costs and discounts	139,700	10,723	-	-	-	-	-	-	(63,451)	(63,451)

Issuance of Series B preferred stock	-	-	500,000	500	-	-	277,947	-	-	278,447

Conversion of Series A preferred shares to common stock	(105,600)	(49,323)	-	-	14,181,071	14,181	173,634	-	(56,277)	131,538

Accrued dividends on Series A preferred stock	-	21,733	-	-	-	-	-	-	(21,733)	(21,733)

Shares of common stock issued for cash	-	-	-	-	21,776,961	21,777	86,600	(51,822)	-	56,555

Shares of common stock issued for accrued expenses	-	-	-	-	3,243,785	3,244	13,299	-	-	16,543

Net loss	-	-	-	-	-	-	-	-	(352,548)	(352,548)

Balance, March 31, 2021	220,550	$35,040	1,500,000	$1,500	1,231,393,975	$1,231,394	$13,620,458	$(51,822)	$(15,679,196)	$(877,666)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(186,107)	$(352,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	25,410	41,161
Change in fair value of derivative liabilities	(39,574)	(142,695)
Amortization of right of use asset	5,551	-
Accrued interest for convertible debt	5,648	-
Stock-based compensation	13,613	278,447
Changes in operating assets and liabilities:
Accounts and other receivables	9,068	13,330
Inventory	(117,812)	(10,098)
Accounts payable and accrued liabilities	(15,394)	(26,473)
Deferred revenue	(3,769)	(11,410)
Net Cash Used in Operating Activities	(303,366)	(210,286)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	(26,601)	-
Repayment of lease liability – operating lease	(6,582)	-
Proceeds from issuance of common stock	-	56,555
Proceeds from notes payable and convertible debentures, net	200,000	-
Proceeds from issuance of preferred stock, net	107,500	127,000
Net Cash Provided by Financing Activities	274,317	183,555

Change in Cash	(29,049)	(26,731)
Cash, Beginning of Period	64,429	26,731
Cash, End of Period	$35,380	$-
Non-cash Investing and Financing Activities:
Subscription receivable	$-	$52,822
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$-	$-
Derecognition of notes payable and accrued interest	$-	$-
Derecognition of unamortized discount	$-	$-
Derecognition of derivative liabilities	$-	$-
Conversion of preferred stock
Fair value of common shares issued	$168,127	$187,815
Derecognition of preferred stock	$(112,529)	$(109,824)
Derecognition of unamortized discount	$63,136	$60,501
Derecognition of derivative liabilities	$(49,876)	$(82,216)
Deemed dividend	$(68,857)	$(56,276)
Discount related to issuance of preferred stock	$57,218	$116,277
Deemed dividends on preferred stock (excluding conversions)	$27,473	$85,184
Conversion of accrued expenses	$-	$16,543

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $903,121 and an accumulated deficit of $19,358,959 as of March 31, 2022, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was approximately $11,000 and $11,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of March 31, 2022 and December 31, 2021.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2021. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at March 31, 2022 and December 31, 2021, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contract with customers and are amortized using the same method and term as deferred revenues. As of March 31, 2022 and December 31, 2021, deferred revenues, net of contract assets totaled $141,716 and $145,485, respectively, and contract assets totaled $122,137 and $71,441, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the three months ended March 31, 2022, the Company recorded additions to deferred revenues of $42,742 and recognized total revenues of $42,423 through the amortization of deferred revenues. During the three months ended March 31, 2022, the Company recognized revenues of $35,344 related to deferred revenues outstanding as of December 31, 2021 as the services were performed.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of March 31, 2022 and 2021, the Company has 254,806,452 and 220,798,603 potentially dilutive shares outstanding, respectively.

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

On May 4, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the U.S. Small Business Administration (“SBA”) and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. As of March 31, 2022, the balance of the PPP Loan, including accrued interest was $61,248.

On July 7, 2020, the Company entered into a secured disaster loan with the SBA with a principal amount of $150,000. The SBA loan bears interest at 3.75% per annum and matures in July 2050. The Company is required to make monthly principal and interest payments of $731 beginning in July 2021. As of March 31, 2022, the balance on the SBA loan, including interest was $161,251.

As of March 31, 2022 long-term debt matures as follows

Year Ending	Notes Payable	Convertible Notes	Total
2022 (months remaining)	$208,431	$124,074	$332,505
2023	85,660	-	85,660
2024	3,454	-	3,454
2025	3,586	-	3,586
2026	3,718	-	3,718
Thereafter	140,874	-	140,874

	$445,723	$124,074	$569,797

4. Derivative Liabilities

During the three months ended March 31, 2022 and during the year ended December 31, 2021, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the three months ended March 31, 2022 and during year ended December 31, 2021, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the three months ended March 31, 2022, assuming no expected dividends:

March 31, 2022
Expected volatility	135 - 275%
Risk free interest rate	0.05 – 0.15%
Expected life (in years)	0 - 1.50

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of March 31, 2022.

Level 3 Carrying Value as of March 31, 2022
Derivative liabilities:
Embedded conversion feature - convertible debt	$38,189
Embedded conversion feature - preferred stock	66,481
$104,670

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Three Months Ended March 31, 2022
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$51,131
Derivative liabilities recorded upon issuance of convertible debt	-
Derivative liabilities derecognized upon debt conversion	-
Net changes in fair value included in net loss	(12,942)
Ending balance	$38,189

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$85,771
Derivative liabilities recorded upon issuance of preferred stock	57,218
Derivative liabilities derecognized upon preferred stock conversion	(49,876)
Net changes in fair value included in net loss	(26,632)
Ending balance	$66,481

Total ending balance	$104,670

5. Related Party Transactions

(a)

During the three months ended March 31, 2022 and 2021, the Company incurred approximately $43,000 and $40,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of March 31, 2022 and December 31, 2021, the Company owed approximately $9,000 to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the three months ended March 31, 2022 and 2021, the Company incurred approximately $0 and $0, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of March 31, 2022 and December 31, 2021, the amounts owed to this related-party vendor were approximately $14,000.

(c)

During the three months ended March 31, 2022 and 2021, the Company recorded approximately $0 and $4,000, respectively, to the VP and General Manager for rent and other office expenses. As of March 31, 2022 and December 31, 2021, the amounts owed to the VP and General Manager were $0.

6. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock and 2,000,000 of these shares as Series B Super Voting Preferred Stock.

On February 2, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On March 24, 2022, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 59,125 shares for proceeds of $53,500.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the three months ended March 31, 2022, the Company issued 118,250 shares of series A preferred stock for proceeds of $107,500. Related to these issuances, the Company recorded derivative liabilities of $57,218 and discounts to the preferred stock of $57,218, which is being amortized to deemed dividends over the redemption period.

During the three months ended March 31, 2022, the holder of the series A preferred stock converted 118,250 shares of series A preferred stock and accrued dividends into 37,377,063 shares of common stock. Related to these conversions during the three months ended March 31, 2022, the Company recorded a reduction of the associated derivative liability for the conversion features of $49,876 and a reduction of the preferred stock discount of $63,136 and $68,857 of deemed dividend.

Rights and Privileges of the Series B Preferred Stock

In February 2021, the Company issued 500,000 shares, respectively of its Series B Super Voting Preferred Stock. Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, is not convertible into shares of common stock. If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share. If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share. The grant date fair value of the Series B preferred stock issued during the three months ended March 31, 2021 was $278,447, and was recorded to stock-based director compensation expense in the accompanying condensed consolidated statements of operations.

Common Stock

2022

During the three months ended March 31, 2022, the Company issued 3,113,005 shares of common stock for services provided by a vendor.

During the three months ended March 31, 2022, the Company issued 19,560,705 shares of common stock for the exercise of a warrant on a cashless basis.

During the three months ended March 31, 2022, the Company issued 37,377,063 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

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

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2021	165,537,526	-
Issued	-	-
Adjusted for triggered down-round provisions	-	-
Exercised	(20,408,163)	-
Expired	(50,000)	-
Balance, March 31, 2022	145,079,363	$-

As of March 31, 2022, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
142,857,141	$0.00	September 23, 2024
145,079,363

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2021	3,175,000	$0.08
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, March 31, 2022	3,175,000	$0.09	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	2.1	0.04	1,500,000	0.04
$0.08	250,000	0.5	0.08	250,000	0.08
$0.13	1,425,000	0.1	0.13	1,425,000	0.13
	3,175,000	1.1	$0.08	3,150,000	$0.08

During the three months ended March 31, 2022, the Company did not issue any options to employees. During the three months ended March 31, 2022 and 2021, the Company recorded $0 of stock-based compensation expense related to stock option grants. As of March 31, 2022, the Company had no unrecognized compensation expense.

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

During the three months ended March 31, 2022 and 2021, the Company had three and two customers which accounted for 89% and 84%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of March 31, 2022 and December 31, 2021, the Company had one and one customers, respectively, which accounted for 28% and 99%, respectively, of the net accounts receivable balance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three month period ended March 31, 2022. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three month period ended March 31, 2022 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the three months of 2022, the Company prepared its new distribution channels for sell-through revenues along with launching of a new consumer brand. Notable highlights of the three-month period ended March 31, 2022 include the following Company achievements:

i)	Company secures $5M Equity-Line Financing to support product brand growth and strategic initiatives
ii)	Company launches Medallion GPS PRO for Medium-to-Heavy duty commercial fleets to address the broader needs of government fleets
iii)	Company expands its data infrastructure with AWS to reduce operating costs and extend nationwide disaster recover capabilities
iv)	Company expands hardware offering and transitions to 4G LTE and 5G capabilities
v)	Company expands Nimbo Tracking distribution channels to access more than 400 automotive dealerships across the United States of America

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of March 31, 2022, the Company had total current assets of $254,061, an 46% increase from December 31, 2021. This decrease was mostly due to a $117,812 increase in inventory.

The Company’s current liabilities as of March 31, 2022 were $1,157,182, a 7% increase over those reported as of December 31, 2021. However, $66,846 (or 2%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The increase in current liabilities was mostly due to a $119,312 increase in the current portion of the notes payable and convertible debentures.

As of March 31, 2022, IGEN had negative working capital of $903,121. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

During the three months ended March 31, 2022, the Company raised approximately $308,000 in financings and converted approximately $113,000 of preferred stock into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of March 31, 2022, the Company’s total assets were $835,970, a 10% increase over December 31, 2021, due primarily to the increase in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of March 31, 2022, the Company’s total liabilities were $1,517,973, which reflects $74,870 in long-term deferred revenue, net in addition to the $1,157,182 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond March 31, 2023. Total liabilities increased by 11% over the previous year, however 9%, or $141,716 of the Company’s year-end total liabilities was deferred revenue, net, compared with $145,485 of deferred revenue, net reported as of December 31, 2021.

The above resulted in net assets as of March 31, 2022 being ($794,387) and an accumulated deficit of $19,358,959.

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

Results of Operations

Revenues and Net Loss for the Three Months Ended March 31, 2022

Revenues

For the three months ended March 31, 2022, the Company had revenues of $46,260, a 42% decrease over the revenues reported for same period in 2021. Decrease in revenue was primarily due to supply-chain issues causing significant reduction in vehicle inventory levels at franchise dealerships.

Costs of goods sold for the three months ended March 31, 2022 were $14,495, representing a decrease of 77% compared to the same period in 2021. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 69% for the three months ended March 31, 2022 compared to 19% for the three months ended March 31, 2021, representing a decrease of 20% period on period.

Though the Company experienced a decrease revenues, there was a significant increase in gross profit which reflects our ongoing process of improving order fulfillment strategies as well as product and service pricing models across all five product brands.

Expenses

Expenses for the three months ended March 31, 2022, totaled $215,809, an decrease of $461,607, or 53%, from total expenses reported for the same period in 2021. Excluding stock-based compensation expense to our directors comprised of Series B Super Voting Preferred Stock, operational expenses increased by 18% year on year as the result of the hiring of new sales staff.

For the three months ended March 31, 2022, the Company had a net loss of $186,107 (or ($0.00) per basic and diluted share) compared with a net loss of $352,548 (or ($0.01) per basic and diluted share) for the same period in 2021.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the three months ended March 31, 2022, the Company saw a net decrease in cash of $29,049. Cash used in operating activities was $303,366, an increase of 44% from the $210,286 net cash used for the same period in 2021. This was offset by net financings of $307,500 raised via private placements. Cash as of March 31, 2022 was $35,380.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of March 31, 2022, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

No items noted.

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

During the three months ended March 31, 2022, the Company issued 3,113,005 shares of common stock for services provided by a vendor.

During the three months ended March 31, 2022, the Company issued 19,560,705 shares of common stock for the exercise of a warrant on a cashless basis.

During the three months ended March 31, 2022, the Company issued 37,377,063 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

On February 2, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On March 24, 2022, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 59,125 shares for proceeds of $53,500.

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

IGEN Networks Corp

May 11, 2022	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

