Form 10-Q
period 2022-06-30
IGEN NETWORKS CORP
filed 2022-08-09
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31722 Casino Drive, Suite C Lake Elsinore, CA 92530

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

The number of shares of the registrant’s common stock issued and outstanding as of August 4, 2022 is 1,612,257,750.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and six month periods ended June 30, 2022 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2022

(Unaudited - Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets

Current Assets
Cash	$53,417	$64,429
Accounts and other receivables, net	62,047	38,754
Inventory	136,763	71,183
Total Current Assets	252,227	174,366

Operating lease asset, net	64,960	76,230
Security deposits	5,722	5,722
Goodwill	505,508	505,508
Total Assets	$828,417	$761,826

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$438,418	$678,347
Current portion of deferred revenue, net of contract assets	79,447	65,715
Notes payable, current portion	356,825	114,338
Convertible debentures, current portion, net of discount of $0 and $30,586, respectively	37,000	89,064
Derivative liabilities	113,039	136,902
Total Current Liabilities	1,024,729	1,084,366

Notes payable, net of current portion	264,096	152,147
Operating lease liability, net of current portion	41,848	55,211
Deferred revenue, net of current portion and contract assets	87,617	79,770
Total Liabilities	1,418,290	1,371,494

Commitment and contingencies	0	0

Redeemable convertible preferred stock - Series A:
Authorized – 1,250,000 shares with $0.001 par value, 267,125 shares and 199,375 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, net of discount of $92,093 and $101,317, respectively, aggregate liquidation preference of $273,504 and $203,463 as of June 30, 2022 and December 31, 2021, respectively	157,045	84,022

Stockholders’ Deficit
Series B preferred stock: Authorized - 5,000,000 shares with $0.001 par value issued and outstanding – 5,000,000, as of June 30, 2022 and December 31, 2021	5,000	5,000
Common stock: Authorized - 1,890,000,000 shares with $0.001 par value issued and outstanding – 1,570,693,032 and 1,476,869,532 shares, as of June 30, 2022 and December 31, 2021, respectively	1,570,694	1,476,870

Additional paid-in capital	17,055,533	16,900,962
Accumulated Deficit	(19,378,145)	(19,076,522)
Total Stockholders’ Deficit	(746,918)	(693,690)
Total Liabilities and Stockholders’ Deficit	$828,417	$761,826

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Sales, services	$91,976	$82,998	$138,236	$162,429
Sales, other	-	-	-	-
Total Revenues	91,976	82,998	138,236	162,429
Cost of goods sold	92,100	50,397	106,595	114,714
Gross Profit (Loss)	(124)	32,601	31,641	47,715

Expenses:
Selling, general and administrative	148,833	172,621	187,047	230,989
Management and consulting fees	19,668	47,741	87,464	94,156
Payroll and related	59,365	67,925	169,164	146,302
Stock-based compensation expense	-	12,927	-	291,374
Total Expenses	227,866	301,214	443,675	762,821
Loss Before Other Income (Expense)	(227,990)	(268,613)	(412,034)	(715,106)
Other Income (Expense):
Accretion of discounts on convertible debentures	(9,791)	(30,768)	(35,201)	(71,929)
Change in fair value of derivative liabilities	16,411	(19,193)	55,985	123,502
Gain (loss) on extinguishment of debt	271,935	-	271,935	-
Interest expense	(39,893)	(7,363)	(56,210)	(14,952)
Total Other Income (Expense), net	238,572	(57,324)	236,509	36,621

Net Income (Loss)	10,582	(325,937)	(175,525)	(678,485)
Accrued and deemed dividends on redeemable convertible preferred stock	(29,768)	(60,725)	(126,098)	(202,186)
Net loss attributable to common stockholders	$(19,186)	$(386,662)	$(301,623)	$(880,671)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	1,548,941,284	1,247,171,900	1,524,616,611	1,226,408,472

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible		Series B				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	199,375	$84,022	5,000,000	$5,000	1,476,869,532	$1,476,870	$16,900,962	$(19,076,522)	$(693,690)

Shares of Series A preferred stock issued for cash, net of costs and discounts	118,250	50,282	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(118,250)	(59,844)	-	-	37,377,063	37,377	130,750	(58,406)	109,721

Accrued dividends on Series A preferred stock	-	37,924	-	-		-	-	(37,924)	(37,924)

Shares of common stock for cashless exercise of warrants	-	-	-	-	19,560,705	19,561	(19,561)	-	-

Shares of common stock issued for services	-	-	-	-	3,113,005	3,113	10,500	-	13,613

Net loss	-	-	-	-		-	-	(186,107)	(186,107)

Balance, March 31, 2022	199,375	$112,384	5,000,000	$5,000	1,536,920,305	$1,536,921	$17,022,651	$(19,358,959)	$(794,387)

Shares of Series A preferred stock issued for cash, net of costs and discounts	112,750	56,065	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(45,000)	(38,204)	-	-	21,272,727	21,273	45,382	(2,968)	63,687

Accrued dividends on Series A preferred stock	-	26,800	-	-		-	-	(26,800)	(26,800)

Shares of common stock issued for equity line commitment	-	-	-	-	12,500,000	12,500	(12,500)	-	-

Net income	-	-	-	-		-	-	10,582	10,582

Balance, June 30, 2022	267,125	$157,045	5,000,000	$5,000	1,570,693,032	$1,570,694	$17,055,533	$(19,378,145)	$(746,918)

	Redeemable Series A									Total
	Convertible		Series B				Additional			Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Subscription	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2020	186,450	$51,907	1,000,000	$1,000	1,192,192,158	$1,192,192	$13,068,978	$-	$(15,185,187)	$(923,017)

Shares of Series A preferred stock for cash, net of costs and discounts	139,700	10,723	-	-	-	-	-	-	(63,451)	(63,451)

Issuance of Series B preferred stock	-	-	500,000	500	-	-	277,947	-	-	278,447

Conversion of Series A preferred shares to common stock	(105,600)	(49,323)	-	-	14,181,071	14,181	173,634	-	(56,277)	131,538

Accrued dividends on Series A preferred stock	-	21,733	-	-	-	-	-	-	(21,733)	(21,733)

Shares of common stock issued for cash	-	-	-	-	21,776,961	21,777	86,600	(51,822)	-	56,555

Shares of common stock issued for accrued expenses	-	-	-	-	3,243,875	3,244	13,299	-	-	16,543

Net loss	-	-	-	-	-	-	-	-	(352,548)	(352,548)

Balance, March 31, 2021	220,550	$35,040	1,500,000	$1,500	1,231,394,065	$1,231,394	$13,620,458	$(51,822)	$(15,679,196)	$(877,666)

Collection of subscription receivable	-	$-	-	$-	-	$-	$-	$51,822	$-	$51,822

Shares of Series A preferred stock for cash, net of costs and discounts	178,475	87,342	-	-	-	-	-	-	-

Conversion of debt to shares of common stock	-	-	-	-	1,780,825	1,781	16,829	-	-	18,610

Conversion of Series A preferred shares to common stock	(80,850)	(57,812)	-	-	13,561,935	13,562	101,238	-	(23,039)	91,761

Accrued dividends on Series A preferred stock	-	37,686	-	-	-	-	-	-	(37,686)	(37,686)

Shares of common stock issued for cash	-	-	-	-	31,991,422	31,991	134,088	-	-	166,079

Shares of common stock issued for compensation	-	-	-	-	1,790,271	1,790	11,138	-	-	12,928

Net loss	-	-	-	-	-	-	-	-	(325,937)	(325,937)

Balance, June 30, 2021	318,175	$102,256	1,500,000	$1,500	1,280,518,518	$1,280,518	$13,883,751	$-	$(16,065,858)	$(900,089)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(175,525)	$(678,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	35,201	71,929
Change in fair value of derivative liabilities	(55,985)	(123,502)
Loss on extinguishment of debt	(271,935)	-
Amortization of right of use asset	11,270	-
Accrued interest for convertible debt	887	-
Stock-based compensation	13,613	291,374
Changes in operating assets and liabilities:
Accounts and other receivables	(23,293)	3,615
Inventory	(65,580)	2,992
Accounts payable and accrued liabilities	(9,313)	(29,624)
Deferred revenue	21,579	(21,219)
Net Cash Used in Operating Activities	(519,081)	(482,920)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	(73,568)	(42,933)
Repayment of lease liability – operating lease	(13,363)
Proceeds from issuance of common stock	-	274,457
Proceeds from notes payable and convertible debentures, net	385,000	-
Proceeds from issuance of preferred stock, net	210,000	289,250
Net Cash Provided by Financing Activities	508,069	520,774

Change in Cash	(11,012)	37,854
Cash, Beginning of Period	64,429	26,731
Cash, End of Period	$53,417	$64,585
Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$-	$18,610
Derecognition of notes payable and accrued interest	$-	$(9,616)
Derecognition of unamortized discount	$-	$-
Derecognition of derivative liabilities	$-	$-
Conversion of preferred stock
Fair value of common shares issued	$234,782	$302,615
Derecognition of preferred stock	$(159,329)	$(193,909)
Derecognition of unamortized discount	$(71,732)	$86,773
Derecognition of derivative liabilities	$(71,531)	$(125,159)
Deemed dividend	$(75,653)	$(79,316)
Discount related to issuance of preferred stock	$103,653	$191,185
Deemed dividends on preferred stock (excluding conversions)	$(54,273)	$(59,419)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2022

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $772,502 and an accumulated deficit of $19,378,145 as of June 30, 2022, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was approximately $24,000 and $11,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of June 30, 2022 and December 31, 2021.

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at June 30, 2022 and December 31, 2021, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contract with customers and are amortized using the same method and term as deferred revenues. As of June 30, 2022 and December 31, 2021, deferred revenues, net of contract assets totaled $167,064 and $145,485, respectively, and contract assets totaled $143,504 and $71,441, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the six months ended June 30, 2022, the Company recorded additions to deferred revenues of $142,024 and recognized total revenues of $95,018 through the amortization of deferred revenues. During the six months ended June 30, 2022, the Company recognized revenues of $64,527 related to deferred revenues outstanding as of December 31, 2021 as the services were performed.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of June 30, 2022 and 2021, the Company has 285,686,866 and 259,115,326 potentially dilutive shares outstanding, respectively.

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

On June 19, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $142,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $122,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. As of June 30, 2022, the principal and interested owed under this note totaled $12,000.

On July 10, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $61,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $42,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. As of June 30, 2022, the principal and interested owed under this note totaled $25,000.

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

On November 2, 2020, the Company received $146,500 in net cash proceeds from a note holder under an Inventory Financing Promissory Note. The related principal amount due for the convertible debt instrument was $168,000. The note bears interest at 12% per annum and matures on May 2, 2022. Principal and accrued interest are convertible into common stock at a variable conversion price, which is 80% of the average two lowest traded prices for common stock during a 10-day trading period prior to conversion. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $99,000 and recorded a related derivative liability for that amount. The Company also issued 2,000,000 shares of common stock to the note holder as additional compensation. The value of the shares, $14,800. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling approximately $135,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. During the six months ended June 30, 2022, the Company received forgiveness of the note totaling $45,148 and paid down the remaining balance and accrued interest. As of June 30, 2022, the balance on the note is $0.

On December 13, 2021, the Company received $50,000 in net cash proceeds from a note holder under a short-term bridge note. During the six months ended June 30, 2022, the Company borrowed an additional $85,000 under the note. The Company is required to repay the note and all accrued interest through the maturity date. The note matures on February 13, 2023. As of June 30, 2022, the balance on the note was $86,366.

During the six months ended June 30, 2022, the Company entered into three separate notes with an investor, for total principal of $300,000. The notes mature through March 1, 2023 and bear interest between 6% and 12% per annum. As of June 30, 2022, the principal and accrued interest owed on these notes total $310,500.

As of June 30, 2022 long-term debt matures as follows

Year Ending	Notes Payable	Convertible Notes	Total
2022 (months remaining)	$356,825	$37,000	$393,824
2023	111,058	-	111,058
2024	3,454	-	3,454
2025	3,586	-	3,586
2026	3,718	-	3,718
Thereafter	142,280	-	142,280

	$620,921	$37,000	$657,921

4. Derivative Liabilities

During the six months ended June 30, 2022 and during the year ended December 31, 2021, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the six months ended June 30, 2022 and during year ended December 31, 2021, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the six months ended June 30, 2022, assuming no expected dividends:

June 30, 2022
Expected volatility	135 - 275%
Risk free interest rate	0.05 – 0.15%
Expected life (in years)	0 - 1.50

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of June 30, 2022.

Level 3 Carrying Value as of June 30, 2022
Derivative liabilities:
Embedded conversion feature - convertible debt	$15,857
Embedded conversion feature - preferred stock	97,192
$113,039

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Six Months Ended June 30, 2022
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$51,131
Derivative liabilities recorded upon issuance of convertible debt	-
Derivative liabilities derecognized upon debt conversion	-
Net changes in fair value included in net loss	(35,274)
Ending balance	$15,857

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$85,771
Derivative liabilities recorded upon issuance of preferred stock	103,654
Derivative liabilities derecognized upon preferred stock conversion	(71,531)
Net changes in fair value included in net loss	(20,712)
Ending balance	$97,182

Total ending balance	$113,039

5. Related Party Transactions

(a)

During the six months ended June 30, 2022 and 2021, the Company incurred approximately $74,000 and $75,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of June 30, 2022 and December 31, 2021, the Company owed approximately $5,000 and $9,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the six months ended June 30, 2022 and 2021, the Company incurred approximately $0 and $9,000, respectively, in purchases of hardware from a vendor controlled by a director of the Company. As of June 30, 2022 and December 31, 2021, the amounts owed to this related-party vendor were approximately $14,000.

(c)

During the six months ended June 30, 2022 and 2021, the Company recorded approximately $0 and $7,000, respectively, to the VP and General Manager for rent and other office expenses. As of June 30, 2022 and December 31, 2021, the amounts owed to the VP and General Manager were approximately $0.

6. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock and 5,000,000 of these shares as Series B Super Voting Preferred Stock.

On February 2, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On March 24, 2022, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On April 26, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On May 20, 2022, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 53,625 shares for proceeds of $48,750.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the six months ended June 30, 2022, the Company issued 231,000 shares of series A preferred stock for proceeds of $210,000. Related to these issuances, the Company recorded derivative liabilities of $103,654 and discounts to the preferred stock of $103,654, which is being amortized to deemed dividends over the redemption period.

During the six months ended June 30, 2022, the holder of the series A preferred stock converted 163,250 shares of series A preferred stock and accrued dividends into 58,649,790 shares of common stock. Related to these conversions during the six months ended June 30, 2022, the Company recorded a reduction of the associated derivative liability for the conversion features of $71,531 and a reduction of the preferred stock discount of $71,732 and $61,374 of deemed dividend.

Rights and Privileges of the Series B Preferred Stock

In February 2021, the Company issued 500,000 shares of its Series B Super Voting Preferred Stock. Each share of Series B preferred stock has voting rights equal to 500 shares of common stock, is not entitled to receive dividends, is not convertible into shares of common stock. If the holder of the Series B preferred stock ceases to be a Board Member, the Company will repurchase any Series B preferred stock from the holder for a price of $0.001 per share. If the holder of the Series B preferred stock proposes to transfer any shares of Series B preferred stock, the Company will have 90 days to repurchase the shares for a price of $0.001 per share. The grant date fair value of the Series B preferred stock issued during the six months ended June 30, 2021 was $278,447 and was recorded to stock-based compensation expense in the accompanying condensed consolidated statements of operations.

Common Stock

2022

During the six months ended June 30, 2022, the Company issued 3,113,005 shares of common stock for services provided by a vendor.

During the six months ended June 30, 2022, the Company issued 19,560,705 shares of common stock for the exercise of a warrant on a cashless basis.

During the six months ended June 30, 2022, the Company issued 58,649,790 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

During the six months ended June 30, 2022, the Company issued 12,500,000 shares of common stock as a commitment fee for a new equity line of credit.

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

During the six months ended June 30, 2021, the Company issued 1,780,825 shares of common stock for the conversion of debt and accrued interest.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2021	165,537,526	-
Issued	-	-
Adjusted for triggered down-round provisions	-	-
Exercised	(20,408,163)	-
Expired	(50,000)	0.20
Balance, June 30, 2022	145,079,363	$-

As of June 30, 2022, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
142,857,141	$0.00	September 23, 2024
145,079,363

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2021	3,175,000	$0.09
Granted	-	-
Exercised	-	-
Cancelled / forfeited	(1,425,000)	0.13
Balance, June 30, 2022	1,750,000	$0.05	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	1.9	0.04	1,500,000	0.04
$0.08	250,000	0.3	0.08	250,000	0.08
	1,750,000	1.8	$0.09	1,750,000	$0.09

During the six months ended June 30, 2022, the Company did not issue any options to employees. During the six months ended June 30, 2022 and 2021, the Company recorded $0 of stock-based compensation expense related to stock option grants. As of June 30, 2022, the Company had no unrecognized compensation expense.

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

During the six months ended June 30, 2022 and 2021, the Company had four and four customers which accounted for 87% and 86%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of June 30, 2022 and December 31, 2021, the Company had two and three customers, respectively, which accounted for 35% and 99%, respectively, of the net accounts receivable balance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and six month periods ended June 30, 2022. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three and six month periods ended June 30, 2022 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the six months of 2022, the Company continues to expand its distribution channels across all brands. Notable highlights of the six-month period ended June 30, 2022 include the following Company achievements:

IGEN secures $5M Equity-Line Financing to support product brand growth and strategic initiatives

IGEN launches Medallion GPS PRO for Medium-to-Heavy duty commercial fleets to address the broader needs of government fleets

IGEN expands its data infrastructure with AWS to reduce operating costs and extend nationwide disaster recover capabilities

IGEN wins award to provide Medallion GPS to New York State Counties

IGEN expands hardware offering and transitions to 4G LTE and 5G capabilities

CU Track launches roll-out program with Michigan Credit Union League Service Corporation in the Upper Peninsula region

Nimbo Tracking secures 11 new franchise and pre-owned dealerships located in 5 states with approximately 2000 vehicles

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2022, the Company had total current assets of $252,227, a 45% increase from December 31, 2021. This increase was mostly due to $65,580 increase in the Company’s ending inventory balances.

The Company’s current liabilities as of June 30, 2022 were $1,024,729, a 5% decrease over those reported as of December 31, 2021. However, $79,447 (or 8%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The decrease in current liabilities was mostly due to a gain on the relief of debt for the removal of certain old accounts payable balances that are beyond the statute of limitations.

As of June 30, 2022, IGEN had negative working capital of $772,502. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

During the six months ended June 30, 2022, the Company raised approximately $595,000 in debt and equity financings. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of June 30, 2022, the Company’s total assets were $828,417, a 9% increase from December 31, 2021, due primarily to the increase in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo Tracking LLC in 2014.

As of June 30, 2022, the Company’s total liabilities were $1,418,290, which reflects $87,617 in long-term deferred revenue, net in addition to the $1,024,729 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond June 30, 2023. Total liabilities increased by 3% from December 31, 2021, however 12%, or $167,064 of the Company’s year-end total liabilities was deferred revenue, net, compared with $145,485 of deferred revenue, net reported as of December 31, 2021.

The above resulted in net assets as of June 30, 2021 being ($589,873) and an accumulated deficit of $19,378,145.

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

Results of Operations

Revenues and Net Loss for the Three Months Ended June 30, 2022

Revenues

For the three months ended June 30, 2022, the Company had revenues of $91,976, a 11% increase over the revenues reported for same period in 2021. Increase in revenue was primarily due to expanded sales to new automotive dealerships and initial shipments of Medallion GPS to NY State Counties.

Costs of goods sold for the three months ended June 30, 2022 were $92,100, representing an increase of 83% compared to the same period in 2021. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit (loss) percentage was 0% for the three months ended June 30, 2022 compared to 39% for the three months ended June 30, 2021, representing a decrease of 100% period on period. The Company continues to examine its costs of delivering service to customers and works to limit them as much as possible.

Expenses

Expenses for the three months ended June 30, 2022, totaled $227,866, a decrease of $73,348, or 24%, from total expenses reported for the same period in 2021. Excluding stock-based compensation expense, operational expenses decreased by 21% year on year as the result of cost cutting measures.

For the three months ended June 30, 2022, the Company had a net loss available to common stockholders of $19,186 (or ($0.00) per basic and diluted share) compared with a net loss of $386,662 (or ($0.00) per basic and diluted share) for the same period in 2021. Included in the net loss of $19,186, is $238,572 of other income related to the gain on relief of debt and change in fair value of derivative liabilities recognized during the three months ended June 30, 2022.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss for the Six Months Ended June 30, 2022

Revenues

For the six months ended June 30, 2022, the Company had revenues of $138,236, a 15% decrease over the revenues reported for same period in 2021. Decrease in revenue was primarily due supply-chain issues causing significant reduction in vehicle inventory levels at franchise dealerships.

Costs of goods sold for the six months ended June 30, 2022 were $106,595, representing a decrease of 7% compared to the same period in 2021. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 23% for the six months ended June 30, 2022 compared to 29% for the six months ended June 30, 2021, representing a decrease of 34% period on period. The difference between period on period gross profit percentage was attributed to the inclusion of infrastructure service costs for the six months ended June 30, 2022.

Expenses

Expenses for the six months ended June 30, 2022, totaled $443,675, a decrease of $319,146, or 42%, from total expenses reported for the same period in 2021. Excluding stock-based compensation expense, operational expenses decreased by 6% year on year as the result cost cutting measures.

For the six months ended June 30, 2022, the Company had a net loss of $175,525 (or ($0.00) per basic and diluted share) compared with a net loss of $678,485 (or ($0.00) per basic and diluted share) for the same period in 2021. Included in the net loss of $175,525, is $236,509 of other income related to the Company’s convertible debt and derivative liabilities recognized during the six months ended June 30, 2022.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the six months ended June 30, 2022, the Company saw a net decrease in cash of $11,012. Cash used in operating activities was $519,081, an increase of 7% from the $482,920 net cash used for the same period in 2021. This was offset by net financings of $595,000, not including repayments of debt of $73,568, raised via private placements. Cash as of June 30, 2022 was $53,417.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of June 30, 2022, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

During the six months ended June 30, 2022, the Company issued 3,113,005 shares of common stock for services provided by a vendor.

During the six months ended June 30, 2022, the Company issued 19,560,705 shares of common stock for the exercise of a warrant on a cashless basis.

During the six months ended June 30, 2022, the Company issued 58,649,790 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

During the six months ended June 30, 2022, the Company issued 12,500,000 shares of common stock as a commitment fee for a new equity line of credit.

On February 2, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On March 24, 2022, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On April 26, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On May 20, 2022, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 53,625 shares for proceeds of $48,750.

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

IGEN Networks Corp

August 9, 2022	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

