Form 10-K
period 2022-12-31
IGEN NETWORKS CORP
filed 2023-04-17
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022.

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

The aggregate market value of the Common Stock of IGEN Networks Corp. held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,452,725 based on the closing price of the common stock of $0.003.

The number of shares of the registrant’s common stock outstanding as of March 15, 2023 was 2,007,815,097.

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

The Company’s principal business is the development and marketing of software services for the automotive and fleet management industry. The Company works with wireless carriers and distribution partners to provide direct and secure access to information on vehicle assets and driver behavior. The software services are based on AWS Cloud infrastructure created to provide valuable information to its customers over the wireless network and accessible from internet connected devices. The software services are marketed through automotive dealers, financial institutions, and government channels as distinct commercial and consumer brands that include Nimbo Tracking, CU Trak, Medallion GPS and most recently “FamilyShield” sold direct to consumers.

The Company’s head office is located at 31772 Casino Drive, Suite C. Lake Elsinore, CA 92530. Direct line is 855-912-5378.

The Company owns the DTC Patent No. 11,037,378 issued from the U.S. Patent Office as of June 15, 2021 for normalization of driver behavior data for consistent and accurate measurement of driver performance regardless of asset-type or data source. The Company also owns Patent-Pending No.17/850,258 filed on June 27, 2022. The Company has secured trademarks and distribution licenses through increased ownership of privately held technology companies.

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

Holders

As of December 31, 2022, there were 150 registered shareholders of common shares, not including objecting beneficial owners.

Dividend Policy

The Company has paid no cash dividends in the past and as of yet has had no retained earnings from which to do so.

Item 6. Selected Financial Data

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the year ended December 31, 2022. This MD&A should be read together with our audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During fiscal-year 2022, the Company’s automotive dealership channels faced significant supply-chain issues that reduced available inventory and diminished profit margins. Despite these challenges IGEN continued to make progress with creating new opportunities and products in 2022. The Company moved into new offices located in Lake Elsinore in anticipation of significant growth post 2022 challenges. Creating new channels and partnerships in 2022 were key initiatives to secure longer term market share with both our consumer and commercial customers. Product and software innovation was our priority with the recent launch of our Next-Generation Platform and Medallion GPS created for Light-to-Heavy Commercial Fleets, both developed with IGEN’s patented Driver Signature and Behavior algorithms.

For the year ended December 31, 2022, the Company recognized revenues of $318,016 with a gross loss of (1)% and $(4,550) gross loss. Expenses for the year ended December 31, 2022, totaled $864,970, a decrease of $2,708,313, or 76%, from total expenses reported for 2021. Excluding stock-based compensation expense to our directors, operational expenses decreased by 16% year on year.

For the year ended December 31, 2022, the Company saw a net decrease in cash of $64,429. Cash used in operating activities was $978,056, an increase in cash used of 2% from the $962,960 net cash used in 2021. This was offset by net financings of $543,746 raised via private placements. Cash at the end of the year was $0.

Notable highlights of the year ended December 31, 2022 include the following Company achievements:

I)

IGEN established a partnership with Prolog with the integration of technology platforms to better serve the US Government markets

IGEN launches Medallion GPS PRO for Medium-to-Heavy Duty Commercial Fleets

ii)	IGEN announces an exclusive marketing agreement with the Association of Credit Unions Executives of Puerto Rico

iii)	IGEN files Patent-Pending Application for creating real-time driver Telematic Signatures for autonomous vehicles

iv)	IGEN receives patent acceptance for its Digital Telematics Signature (DTC) patent for greater accuracy in measuring driver performance

v)	IGEN is awarded a contract to provide Fleet Management Services to all New-York State Counties

vi)	IGEN reports a net income and profit for the June 30, 2022 reporting period

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2022 and 2021, the carrying value for that reporting unit is negative.

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

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of December 31, 2022, the Company had total current assets of $52,043, a 70% decrease from the end of 2021. This decrease was mostly due to a $122,323 decrease in cash, accounts receivable, and inventory, because of the timing of payments to Nimbo from its customers and a decrease in new sales contracts in Q4 2022.

The Company’s current liabilities as of December 31, 2022, were $1,186,049, a 9% increase over those reported at the end of the 2021. However, $81,066 (or 7%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The increase in current liabilities was mostly due to a $482,408 increase in notes payable as of December 31, 2022.

IGEN ended 2022 with negative working capital of $1,134,006. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

In 2022, the Company raised an additional $1,070,746 in financings and borrowing on notes payable and converted $437,139 of preferred stock into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of December 31, 2022, the Company’s total assets were $616,290, a 19% decrease over the prior year, due primarily to the decrease in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo in 2014.

As of December 31, 2022, the Company’s total liabilities were $1,455,515, which reflects $81,632 in long-term deferred revenue, net in addition to the $1,186,049 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond 2023. Total liabilities increased by 6% over the previous year, however 11%, or $162,698 of the Company’s year-end total liabilities was deferred revenue, net, compared with $145,485 of deferred revenue, net reported at the end of 2021.

The above resulted in net assets as of December 31, 2022 being ($839,225) and an accumulated deficit of $20,170,140.

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

Results of Operations

Revenues and Net Loss

Revenues

For the year ended December 31, 2022, the Company had revenues of $318,016, an 18% increase over the revenues reported for same period in 2021. Increase in revenue was primarily due to the impact of COVID-19 in 2021 on demand for new vehicles at our customers’ franchise dealerships.

Costs of goods sold for 2022 were $322,566, representing an increase of 161% year on year. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross loss was $4,550, representing a decrease of 103% year on year, and gross margins of (1%).

Though the Company increased revenues, decreased gross profit, and decreased gross margins year on year, we continue to review hardware vendor, inventory, and order fulfillment strategies as well as product and service pricing models to continually improve overall margins.

Expenses

Expenses for the year ended December 31, 2022, totaled $903,048, a decrease of $2,670,235, or 75%, from total expenses reported for 2021. Excluding stock-based compensation expense to our directors, operational expenses increased by 4% year on year.

Net Loss

For the year ended December 31, 2022, the Company had a net loss of $907,598 (or ($0.00) per basic and diluted share) compared with a net loss of $3,428,937 (or ($0.00) per basic and diluted share) in 2021. Included in the net loss of $907,598, is $301,360 of other income related to the Company’s gain on settlement of debt recognized in 2022.

The Company continues to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows

For the year ended December 31, 2022, the Company saw a net decrease in cash of $64,429. Cash used in operating activities was $978,056, an increase in cash used of 2% from the $962,960 net cash used in 2021. This was offset by net financings of $543,746 raised via private placements. Cash at the end of the year was $0.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements for the years ended December 31, 2022 and 2021 are included herewith.

IGEN NETWORKS CORP.

Consolidated Financial Statements

For the Years Ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

IGEN Networks Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IGEN Networks Corp. and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the two years ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the two years ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GreenGrowthCPAs

We have served as the Company’s auditor since 2021,

April 14, 2023

Los Angeles, California

PCAOB ID: 6580

IGEN NETWORKS CORP.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2022	December 31, 2021

Assets

Current Assets
Cash	$-	$64,429
Accounts and other receivables, net	21,902	38,754
Inventory	30,141	71,183
Total Current Assets	52,043	174,366

Deposits	5,722	5,722
Operating lease asset, net	53,017	76,230
Goodwill	505,508	505,508
Total Assets	$616,290	$761,826

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$360,227	$678,347
Current portion of deferred revenue, net of contract assets	81,066	65,715
Notes payable, current portion	596,746	114,338
Convertible debentures, current portion, net of discount of $0 and $30,586, respectively	37,000	89,064
Derivative liabilities	111,010	136,902
Total Current Liabilities	1,186,049	1,084,366

Notes payable, net of current portion	160,736	152,147
Operating lease liability, net of current portion	27,098	55,211
Deferred revenue, net of contract assets and current portion	81,632	79,770
Total Liabilities	1,455,515	1,371,494

Commitments and Contingencies

Redeemable convertible preferred stock – Series A:
Authorized – 1,250,000 shares with $0.001 par value, 214,500 shares and 199,375 shares issued and outstanding as of December 31, 2022 and 2021, respectively, aggregate liquidation preference of $218,222 and $203,463 as of December 31, 2022 and 2021, respectively, and net of discount of $59,954 and $101,317 as of December 31, 2022 and 2021, respectively	138,429	84,022

Stockholders’ Deficit
Series B preferred stock – Authorized – 5,000,000 shares with $0.001 par value, issued and outstanding – 3,750,000 and 5,000,000 shares, as of December 31, 2022 and 2021, respectively	3,750	5,000
Common stock: Authorized – 2,190,000,000 shares with $0.001 par value issued and outstanding – 1,890,261,047 and 1,476,869,532 shares as of December 31, 2022 and 2021, respectively	1,890,262	1,476,870
Additional paid-in capital	17,298,474	16,900,962
Accumulated deficit	(20,170,140)	(19,076,522)
Total Stockholders’ Deficit	(977,654)	(693,690)
Total Liabilities and Stockholders’ Deficit	$616,290	$761,826

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Operations

(Expressed in U.S. dollars)

	Years ended December 31,
	2022	2021

Revenues:
Sales, services	$318,016	$268,947
Total Revenues	318,016	268,947
Cost of goods sold	322,566	123,793
Gross (Loss) Profit	(4,550)	145,154

Expenses:
Selling, general and administrative expenses	400,860	423,288
Payroll and related	338,594	284,110
Management and consulting fees	192,350	193,647
Stock-based director expense	36,000	2,590,040
Total Expenses	967,804	3,491,085
Loss Before Other Income (Expense)	(972,354)	(3,345,931)
Other Income (Expense):
Accretion of discounts on convertible debentures	(35,201)	(134,014)
Change in fair value of derivative liabilities	(48,691)	79,337
Gain on extinguishment of debt, net	301,360	-
Interest expense	(151,912)	(27,521)
Total Other Income (Expense), net	65,556	(82,198)
Net Loss before Provision for Income Taxes	(906,798)	(3,428,129)
Provision for Income Taxes	(800)	(808)
Net Loss	(907,598)	(3,428,937)
Accrued and deemed dividend on redeemable convertible preferred stock	(251,592)	(371,926)
Net loss attributable to common stockholders	(1,159,190)	(3,800,863)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	1,613,852,078	1,263,939,724

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Redeemable Convertible Preferred stock and Stockholders’ Deficit

(Expressed in U.S. dollars)

	Redeemable Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, January 1, 2021	186,450	$51,907	1,000,000	$1,000	1,192,192,158	$1,192,192	$13,068,978	$(15,185,187)	$(923,017)

Shares of Series A preferred stock for cash, net of costs and discounts	517,550	150,644	-	-	-	-	-	(76,304)	(76,304)

Accrued dividends on Series A preferred stock	-	147,652	-	-	-	-	-	(147,652)	(147,652)

Conversion of Series A preferred shares to common stock	(504,625)	(266,181)	-	-	113,571,223	113,573	747,999	(238,442)	623,130

Issuance of Series B preferred stock	-	-	4,000,000	4,000	-	-	2,550,447	-	2,554,447

Shares of common stock issued for cash	-	-	-	-	151,368,383	151,368	470,377	-	621,745

Shares of common stock issued for exercise of convertible note, including fees	-	-	-	-	1,780,825	1,781	16,829	-	18,610

Stock-based compensation	-	-	-	-	7,235,356	7,235	34,810	-	42,045

Cashless exercise of warrants	-	-	-	-	498,260	498	(498)	-	-

Issuance of common stock for conversion of payables	-	-	-	-	3,243,875	3,244	13,299	-	16,543

Issuance of common stock for commitment fee on equity line	-	-	-	-	5,479,452	5,479	(5,479)	-	-

Issuance of common stock for loan extension	-	-	-	-	1,500,000	1,500	4,200	-	5,700

Net loss	-	-	-	-	-	-	-	(3,428,937)	(3,428,937)

Balance, December 31, 2021	199,375	84,022	5,000,000	5,000	1,476,869,532	1,476,870	16,900,962	(19,076,522)	(693,690)

Issuance of shares to directors	-	-	-	-	20,000,000	20,000	16,000	-	36,000

Issuance of shares for services	-	-	-	-	3,113,005	3,113	10,500	-	13,613

Issuance of shares for cash, net of commitment fees	-	-	-	-	105,990,998	105,991	47,755	-	153,746

Cashless exercise of warrants	-	-	-	-	19,560,705	19,561	(19,561)	-	-

Shares of Series A preferred stock for cash, net of costs and discounts	445,500	229,362	-	-	-	-	-	-	-

Accrued dividends on Series A preferred stock	-	126,186	-	-	-	-	-	(126,186)	(126,186)

Conversion of Series A preferred shares to common stock	(430,375)	(301,141)	-	-	264,726,807	264,727	407,140	(125,406)	546,461

Repurchase of Series B Preferred Stock	-	-	(1,250,000)	(1,250)	-	-	(64,322)	65,572	-

Net loss	-	-	-	-	-	-	-	(907,598)	(907,598)

Balance, December 31, 2022	214,500	$138,429	3,750,000	$3,750	1,890,261,047	$1,890,262	$17,298,474	$(20,170,140)	$(977,654)

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Years ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(907,598)	$(3,428,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures and preferred stock	35,201	134,014
Change in fair value of derivative liabilities	48,691	(79,337)
Interest charge for derivative liabilities in excess of face amount of debt		-
Gain on settlement of debt	(301,360)	-
Amortization of right of use asset	23,213	5,438
Stock-based compensation	49,613	2,602,191

Changes in operating assets and liabilities:
Accounts and other receivables	16,852	(3,924)
Inventory	41,042	(50,727)
Prepaid expenses and deposits	-	(5,722)
Accounts payable and accrued liabilities	(923)	(142,629)
Deferred revenue, net	17,213	6,673
Net Cash Used in Operating Activities	(978,056)	(962,960)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net of offering costs	390,000	470,500
Proceeds from notes payable	527,000	49,965
Repayment of lease liability	(28,113)	(5,438)
Repayment of notes payable	(127,756)	(136,115)
Repurchase of Series B preferred stock	(1,250)	-
Proceeds from issuance of common stock	153,746	621,746
Net Cash Provided by Financing Activities	913,627	1,000,658

Change in Cash	(64,429)	37,698
Cash, Beginning of Year	64,429	26,731
Cash, End of Year	$-	$64,429

Supplemental Disclosures:
Interest paid	$104,164	$18,593
Income taxes paid	$-	$808

Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$-	$18,610
Derecognition of notes payable and accrued interest	$-	$(9,616)
Derecognition of unamortized discount	$-	$-
Derecognition of derivative liabilities	$-	$(9,013)
Conversion of preferred stock:
Fair value of common stock issued	$671,866	$861,574
Derecognition of preferred stock	$(437,139)	$(472,810)
Derecognition of unamortized discount	$146,448	$206,629
Derecognition of derivative liabilities	$(241,490)	$(356,951)
Deemed divided	$(125,406)	$(251,187)
Discount related to issuance of preferred stock	$175,638	$319,856
Deemed dividends on preferred stock (excluding conversions)	$126,186	$(147,653)
Cashless exercise of warrants	$19,561	$498
Issuance of common shares for commitment fee on equity line	$12,500	$5,481
Right of use asset	$-	$81,668
Reclassification of security deposit to accounts payable	$-	$4,013

(The accompanying notes are an integral part of these consolidated financial statements)

IGEN NETWORKS CORP.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2022 have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations and has negative operating cash flows since inception, has a working capital deficit of $1,134,006 and an accumulated deficit of $20,170,140 as of December 31, 2022, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully growing its operations organically or through acquisitions. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

 Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of December 31, 2022 and 2021, the allowance for doubtful accounts was approximately $16,000 and $11,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory recorded during the years ended December 31, 2022 and 2021.

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2022 and 2021. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and at December 31, 2022 and 2021, the carrying value for that reporting unit is negative.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contracts with customers and are amortized using the same method and term as deferred revenues. As of December 31, 2022 and 2021, deferred revenues, net of contract assets totaled $162,698 and $145,485, respectively, and contract assets totaled $73,450 and $71,441, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the year ended December 31, 2022, the Company recorded additions to deferred revenues of $238,284 and recognized total revenues of $210,222 through the amortization of deferred revenues. During the year ended December 31, 2022, the Company recognized revenues of $112,323 related to deferred revenues outstanding as of December 31, 2021 as the services were performed.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of December 31, 2022 and 2021, the Company has 442,441,431 and 239,950,260 potentially dilutive shares outstanding, respectively.

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

3. Accounts and Other Receivables

	December 31, 2022	December 31, 2021
Trade accounts receivable	$38,190	$49,462
Allowance for doubtful accounts	(16,288)	(10,708)
	$21,902	$38,754

4. Goodwill

As of December 31, 2022 and 2021, the Company had goodwill of $505,508 related to the acquisition of Nimbo Tracking, LLC.

5. Accounts Payable and Accrued Liabilities

	December 31, 2022	December 31, 2021
Trade accounts payable	$174,319	$540,288
Accrued liabilities	49,723	5,740
Lease liability, current portion	28,110	21,019
Accrued interest payable	2,386	6,097
Payroll and commissions payable	15,689	15,203
Unrecognized tax position	90,000	90,000
	$360,227	$678,347

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

On June 19, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000 and the note matures on December 19, 2021. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $142,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $122,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. As of December 31, 2022, the principal and interest owed under this note totaled $12,000.

On July 10, 2020, the Company received $19,250 in net cash proceeds from a note holder under the same terms as the Promissory Note. The related principal amount due for the convertible debt instrument was $25,000 and the note matures on January 10, 2022. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $61,000 and recorded a related derivative liability for that amount and a charge to interest expense of approximately $42,000. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling $25,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. As of December 31, 2022, the principal and interest owed under this note totaled $25,000.

On May 4, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the U.S. Small Business Administration (“SBA”) and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. As of December 31, 2022, the balance of the PPP Loan, including accrued interest was $60,948.

On July 7, 2020, the Company entered into a secured disaster loan with the SBA with a principal amount of $150,000. The SBA loan bears interest at 3.75% per annum and matures in July 2050. The Company is required to make monthly principal and interest payments of $731 beginning in July 2021. As of December 31, 2022, the balance on the SBA loan, including interest was $164,063.

On November 2, 2020, the Company received $146,500 in net cash proceeds from a note holder under an Inventory Financing Promissory Note. The related principal amount due for the convertible debt instrument was $168,000. The note bears interest at 12% per annum and matures on May 2, 2022. Principal and accrued interest are convertible into common stock at a variable conversion price, which is 80% of the average two lowest traded prices for common stock during a 10-day trading period prior to conversion. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $99,000 and recorded a related derivative liability for that amount. The Company also issued 2,000,000 shares of common stock to the note holder as additional compensation. The value of the shares, $14,800. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling approximately $135,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. During the year ended December 31, 2022, the Company received forgiveness of the note totaling $45,148 and paid down the remaining balance and accrued interest. As of December 31, 2022 the balance on the note is $0.

On December 13, 2021, the Company received $50,000 in net cash proceeds from a note holder under a short-term bridge note. During the year ended December 31, 2022, the Company borrowed an additional $127,000 under the note. The note matures on February 13, 2023. The Company is required to make 34 weekly payments of $4,633. As of December 31, 2022, the balance on the note was $130,355.

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

During the year ended December 31, 2022, the Company entered into four separate notes with an investor, for total principal of $400,000. The notes mature through March 2023 and bear interest between 6% and 12% per annum. As of December 31, 2022, the principal and interest owed on these notes totaled $401,516.

As of December 31, 2022 long-term debt matures as follows:

Year Ending	Notes Payable	Convertible Notes	Total
2023	$596,745	$37,000	$633,745
2024	3,454	-	3,454
2025	3,586	-	3,586
2026	3,718	-	3,718
2027	3,900	-	3,900
Thereafter	146,078	-	146,078

	$757,482	$37,000	$794,482

7. Derivative Liabilities

During the years ended December 31, 2022 and 2021, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 6) and convertible series A preferred stock with variable exercise prices based on market rates (see Note 9). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the years ended December 31, 2022 and 2021, assuming no expected dividends:

	2022	2021
Expected volatility	145-166%	135-275%
Risk free interest rate	1.34-4.68%	0.05-0.15%
Expected life (in years)	0-1.5	0-1.5

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of December 31, 2022 and 2021.

	Level 3 Carrying Value as of December 31, 2022	Level 3 Carrying Value as of December 31, 2021
Derivative liabilities:
Embedded conversion feature – convertible debt	$-	$51,131
Embedded conversion feature – preferred stock	111,010	85,771
	$111,010	$136,902

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For The Year Ended December 31, 2022	For The Year Ended December 31, 2021
Embedded Conversion Features – Debt Instruments
Balances, as of the beginning of the year	$51,131	$97,024
Derivative liabilities recorded upon issuance of debt instruments	-	-
Extinguishment due to conversion of debt instruments	-	(8,994)
Net changes in fair value included in net loss	(51,131)	(36,989)
Ending balance	$-	$51,131

Embedded Conversion Features – Preferred Stock
Balances, as of the beginning of the year	$85,771	$92,751
Derivative liabilities recorded upon issuance of preferred stock	175,639	392,410
Extinguishment due to conversion of preferred stock	(241,490)	(356,951)
Net changes in fair value included in net loss	91,090	(42,439)
Ending balance	$111,010	$85,771

Total ending balance	$111,010	$136,902

8. Related Party Transactions

(a)

During the years ended December 31, 2022 and 2021, the Company incurred approximately $145,000 and $147,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2022 and 2021, the Company owed approximately $5,000 and $9,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the years ended December 31, 2022 and 2021, the Company issued 0 and 4,608,173 shares of common stock for the conversion of $0 and $24,729, respectively of accrued expenses owed to the CEO and VP of Operations.

(c)	During the year ended December 31, 2022 and 2021, the Company recorded approximately $0 and $8,000, respectively to the VP and General Manager for rent and other office expenses.

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

On March 24, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On April 26, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On May 20, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 53,625 shares for proceeds of $48,750.

On August 23, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On September 26, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $53,500.

On November 2, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 48,125 shares for proceeds of $43,750.

On December 14, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 48,125 shares for proceeds of $43,750.

Rights and Privileges of the Series A Preferred Stock

•	Voting – Series A Preferred Stockholders have no voting rights
•	Dividends – 8% cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. (increases to 22% for an event of default)
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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the year ended December 31, 2022, the Company issued 445,500 shares of series A preferred stock for proceeds of $405,000. Related to these issuances, the Company recorded derivative liabilities of $175,638 and discounts to the preferred stock of $175,638, which is being amortized to deemed dividends over the redemption period. Also related to these issuances the Company recorded deemed dividends of $126,186.

During the year ended December 31, 2022, the holder of the Series A preferred stock converted 430,375 shares of Series A preferred stock and accrued dividends into 264,726,807 shares of common stock. Related to these conversions during the year ended December 31, 2022, the Company recorded a reduction of the associated derivative liability for the conversion features of $241,490 and a reduction of the preferred stock discount of $142,620 and $125,406 of deemed dividend.

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

During the year ended December 31, 2022, the Company repurchased 1,250,000 shares of its Series B Super Voting Preferred Stock, valued at $65,572 and $1,250 cash, per the terms of the Series B shareholder agreement.

Common Stock

2022

During the year ended December 31, 2022, the Company issued 3,113,005 shares of common stock for services provided by a vendor.

During the year ended December 31, 2022, the Company issued 19,560,705 shares of common stock for the exercise of a warrant on a cashless basis.

During the year ended December 31, 2022, the Company issued 264,726,807 shares of common stock for the conversion of Series A preferred stock and accrued dividends.

During the year ended December 31, 2022, the Company issued 12,500,000 shares of common stock as a commitment fee for a new equity line of credit.

During the year ended December 31, 2022, the Company issued 93,490,998 shares of common stock for cash proceeds of $153,746.

During the year ended December 31, 2022, the Company issued 20,000,000 shares of common stock for services provided by management and the board of directors.

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

10. Share Purchase Warrants

The following table summarizes the activity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, January 1, 2021	166,517,918	$0.00
Issued	-	-
Adjusted for triggered down-round provisions		0.00
Exercised		0.00
Expired	(980,392)	0.00
Balance, December 31, 2021	165,537,526	0.00
Issued	-	-
Adjusted for triggered down-round provisions	-	0.00
Exercised	(20,408,163)	0.00
Expired	(50,000)	0.00
Balance, December 31, 2022	145,079,363	$0.00

As of December 31, 2022, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
142,857,141	$0.00	September 23, 2024
145,079,363

During the year ended December 31, 2022, a warrant holder exercised 20,408,163 warrants on a cashless basis resulting in the issuance of 19,560,705 shares of common stock.

11. Stock Options

The Company established a stock option plan for directors, officers, employees and consultants of the Company (the “Plan”). The purpose of the Plan is to give to directors, officers, employees and consultants of the Company, as additional compensation, the opportunity to participate in the profitability of the Company by granting to such individuals options, exercisable over periods of up to ten (10) years as determined by the board of directors of the Company, to buy shares of the Company at a price equal to the Market Price (as defined) prevailing on the date the option is granted. As of December 31, 2022, there were 6,440,000 shares available under the Plan.

The following table summarizes the activity of the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, January 1, 2021	3,250,000	$0.09
Granted	-	-
Exercised	-	-
Cancelled / forfeited	(75,000)	0.16
Balance, December 31, 2021	3,175,000	$0.08	$-
Granted	-	-
Cancelled / forfeited	(1,675,000)	0.12
Balance, December 31, 2022	1,500,000	$0.04	$-
Vested as of December 31, 2022	1,500,000	$0.04	$-
Unvested as of December 31, 2022	-	$-	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	1.4	0.04	1,500,000	0.04
	1,500,000	1.4	$0.04	1,500,000	$0.04

During the years ended December 31, 2022 and 2021, the Company did not issue any options to employees. As of December 31, 2022, the Company had no unrecognized compensation expense.

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

During the year ended December 31, 2022 and 2021, the Company had four and two customers which accounted for 77% and 56%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of December 31, 2022 and 2021, the Company had three and one customers, respectively, which accounted for 99% and 99%, respectively, of the gross accounts receivable balance.

14. Income Taxes

The Company’s income tax provision consists of the following:

	2022	2021
Current:
Federal	$-	$-
State	800	808
Foreign	-	-
Total Current	800	808
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Provision for income taxes	$800	$808

A reconciliation of income taxes computed by applying the statutory U.S. income tax rate to the Company’s loss before income taxes to the income tax provision is as follows:

	2022	2021
Computed tax benefit at federal statutory rate	$(190,596)	$764,147
State taxes	632	638
Permanent items	75	75
Stock-based compensation	175,196	8,829
Incentive stock options	-	-
Conversion feature derivative liability	-	-
Interest expense, derivative liability	-	-
Uncertain tax positions	-	-
Impact of difference related to foreign earnings	-	-
Gain on extinguishment of debt	-	-
Change in fair value of derivative liability	10,225	16,661
Valuation allowance	5,268	(789,542)
Provision for income taxes	$800	$808

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards	$2,967,000	$604,000
Stock-based compensation	529,000	767,000
Accounts receivable and other timing differences	140,000	138,000
Basis difference in assets and debt	(80,000)	(71,000)
Total Deferred Tax Asset	3,556,000	1,438,000
Valuation allowance	(3,556,000)	(1,438,000)
Net Deferred Tax Asset	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets for the U.S. federal and state have been fully offset by a valuation allowance.

As of December 31, 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of $9,970,000 and $9,739,000, respectively, which expire beginning in the year 2029.

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

The Company has a reserve related to unrecognized tax positions of $90,000 as of December 31, 2022, which is presented as part of accounts payable and accrued liabilities. These unrecognized tax positions, if recognized, would affect the effective tax rate. A reconciliation of the change in the unrecognized tax positions for the year ended December 31, 2022 is as follows:

Federal and State
Balance at January 1, 2022	$90,000
Additions for tax positions related to current year	-
Additions for tax positions related to prior years	-
Balance at December 31, 2022	$90,000

15. Commitments and Contingencies

Withheld Payroll Taxes

Since its inception, the Company has made several payments to employees for wages, net of state and federal income taxes. Due to cash constraints, the Company has not yet remitted all of these withheld amounts to the appropriate government agency. Accordingly, as of December 31, 2022 and 2021 the Company has recorded $37,984 and $37,984, respectively, related to this obligation in accounts payable and accrued liabilities, including estimated penalties and interest.

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

The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021
Operating lease cost	$31,129	$5,438

Other information related to leases was as follows:

	Year Ended December 31,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows from operating lease	$26,210	$7,785
Operating lease asset obtained in exchange for lease liability:
Operating lease	$-	$81,668
Remaining lease term
Operating lease	1.83 years	2.83 years
Discount rate
Operating lease	12.00%	12.00%

Future payments under noncancelable operating leases having initial or remaining terms of one year or more are as follows for the succeeding fiscal year and thereafter:

For the Years Ended December 31,

2023	$33,244
2024	28,610
Total minimum lease payments	61,854
Less imputed interest	(6,646)
Present value of lease liabilities	55,208
Less current portion of operating lease liability (included in accounts payable and accrued expenses)	(28,110)
Non-current operating lease liability	$27,098

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

16. Subsequent Events

On February 15, 2023, the Company issued 20,000,000 shares of common stock to its CEO, valued at $21,000.

On February 22, 2023, the Company issued 34,064,050 shares of common stock for cash proceeds of $32,974.

On March 1, 2023, the Company issued 26,000,000 shares of common stock for the conversion of 25,000 shares of its Series A preferred stock.

On March 3, 2023, the Company issued 35,490,000 shares of common stock for the conversion of 34,125 shares of its Series A preferred stock.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No items noted.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures with the participation of all the Company’s executives, the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. The conclusions of the Company’s principal executives was that the controls and procedures in place were effective such that the information required to be disclosed in our SEC reports was a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operation officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2022, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fourth quarter of the fiscal year ended December 31, 2022, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists the directors and executive officers of the Company as of March 30, 2023:

Name	Age	Position	Term of Office
Robert Nealon	67	Director, Chairman of the Board	July 8, 2010 to present
Neil G. Chan	61	Director, Chief Executive Officer	September 1, 2011 to present
Mark Wells	61	Director	January 17, 2018 to present
Abel I. Sierra	50	Director, Chief Operating Officer	September 15, 2017 to present

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

Abel Sierra, Chief Operating Officer & Director

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Stock awards ($)	Option awards ($)(2)	Total ($)

Neil G. Chan – CEO & Director	2022	142,000	9,000	0	149,000
Neil G. Chan – CEO & Director	2021	142,000	0	0	142,000

Abel I. Sierra – COO	2022	121,000	9,000	0	130,000
Abel I. Sierra – COO	2021	121,000	0	25,000	146,000

_____________

(1)	Salary for services as an executive officer. No compensation for services as a director
(2)	Valuation of Stock and Option awards are based on the issuance details listed in Note 11 to the Company’s consolidated financial statements for the year ended December 31, 2021.

Outstanding Equity Awards at Fiscal Year-end –

Name	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Option exercise price	Option expiration date
	(#)	(#)	($)
	exercisable	un-exercisable

Neil Chan, CEO	1,000,000	0	$0.04	15-May-24

Abel Sierra, COO	500,000	0	$0.04	15-May-24

The Company currently has no unearned or unvested stock awards, or equity incentive plan awards of either options or stock.

Director Compensation 1

Name and principal position	Year	Salary ($)	Stock awards ($)	Option awards ($)	Total ($)
Robert Nealon	2022	0	9,000	0	9,000
Neil G. Chan	2022	0	9,000	0	9,000
Abel Sierra	2022	0	9,000	0	9,000
Mark Wells	2022	0	9,000	0	9,000

1 Provides information on Directors not serving as executive officers only. Compensation for directors also servicing as executive officers is listed in the summary compensation table at the beginning of this Item.

Discussion of Executive and Director Compensation

Compensation of Directors

Directors received no cash compensation in 2022 but each received 5,000,000 shares of common stock..

Compensation of Executives

The CEO, Neil Chan who is also a director of the Company earned a salary of $142,000 in 2022, same as 2021. In 2019, Mr. Chan was granted another 1,000,000 stock options, resulting in a total of 1,000,000 options as of December 31, 2022.

Mr. Abel Sierra, COO, is paid $121,000 per annum. Mr. Sierra was granted 500,000 stock options during 2019. Mr. Sierra has a total of 500,000 stock options unexercised as of December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables list information that is accurate as of December 31, 2022.

Securities authorized for issuance under equity compensation plans

The following details securities authorized for issuance as of December 31, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(a)	(a)
Equity compensation plans approved by security holders	1,500,000	0.04	6,515,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	1,500,000	0.04	6,515,000

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the ownership of our common stock, as of December 31, 2022 unless otherwise indicated in the footnotes to the table, by (i) all persons known by us to beneficially own more than 5% of our common stock, (ii) each of our current directors and director nominees, (iii) our principal executive officer and our other executive officers who were serving as such at the end of Fiscal 2022 (each, a “named executive officer”), and (iv) all of our directors, director nominees and executive officers as a group. We know of no agreements among our stockholders that relate to voting or investment power over our common stock or any arrangement the operation of which may at a subsequent date result in a change of control of us.

Beneficial ownership is determined in accordance with applicable SEC rules and generally reflects sole or shared voting or investment power over securities. Under these rules, a person is deemed to be the beneficial owner of securities that the person has the right to acquire as of or within 60 days after December 31, 2022, upon the exercise of outstanding stock options or warrants, the conversion of outstanding convertible notes, or the exercise or conversion of any other derivative securities affording the person the right to acquire shares of our common stock. As a result, each person’s percentage ownership set forth in the table below is determined by assuming that all outstanding stock options, warrants or other derivative securities held by such person that are exercisable or convertible as of or within 60 days after December 31, 2022 have been exercised or converted. Except in cases where community property laws apply or as indicated in the footnotes to the table, we believe that each person identified in the table below possesses sole voting and investment power over all shares of common stock shown as beneficially owned by such person. All ownership percentages in the table are based on 2,007,815,097 shares of our common stock outstanding as of March 15, 2023.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner:	Number	Percent
5% Stockholders:

Directors and Executive Officers:
Neil Chan(2)	55,120,008	2.7%
Abel Sierra(3)	20,408,170	1.0%
Robert Nealon(4)	8,316,667	*
Mark Wells	5,960,785	*
All executive officers and directors as a group (4 persons)	89,805,630	4.5%

_________

*	Represents beneficial ownership of less than 1%.
(1)	not used
(2)

Represents 1,000,000 shares of Common Stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2022, and 54,120,008 outstanding shares of Common Stock.

(3)

Represents 500,000 shares of Common Stock issuable upon the exercise of stock options that are or will be vested and exercisable within 60 days after December 31, 2022, and 19,758,170 outstanding shares of Common Stock.

(4)	Not used
(5)	Not used

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons

(a) During the years ended December 31, 2022 and 2021, the Company incurred approximately $145,000 and $147,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of December 31, 2022 and 2021, the Company owed approximately $5,000 and $9,000, respectively, to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b) During the years ended December 31, 2022 and 2021, the Company issued 0 and 4,608,173 shares of common stock for the conversion of $0 and $24,729, respectively of accrued expenses owed to the CEO and COO.

(c) During the year ended December 31, 2022 and 2021, the Company recorded approximately $0 and $8,000, respectively to the CEO and COO for rent and other office expenses.

Director Independence

In the USA, the Company’s common stock is listed on the OTC Link OTC Pink inter-dealer quotation system, and in Canada on the CSE, neither of which have director independence requirements.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements in quarterly filings, or services associated with statutory and regulatory filings for the last two fiscal years are as follows:

2021: $68,000

2022: $56,000

Audit Related Fees

Aggregate fees billed in the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported above are as follows:

2021: $0

2022: $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning are as follows:

2021: $0

2022: $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above, are as follows:

2021: $0

2022: $0

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

(1) Financial statements:

- Audited Financial Statements for the year ended December 31, 2022

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

IGEN Networks Corp

April 17, 2023	By:	/s/ Neil Chan
Neil Chan,
Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

