Form 10-Q
period 2023-03-31
IGEN NETWORKS CORP
filed 2023-06-09
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☒
(Do not check if a smaller reporting company)		Emerging growth company:	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock issued and outstanding as of June 5, 2023 is 2,222,437,202.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three-month period ended March 31, 2023 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three Months Ended March 31, 2023

(Unaudited - Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash	$-	$-
Accounts and other receivables, net	632	21,902
Inventory	33,866	30,141
Total Current Assets	34,498	52,043

Operating lease asset, net	46,826	53,017
Security deposits	5,722	5,722
Goodwill	505,508	505,508
Total Assets	$592,554	$616,290

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$359,826	$360,227
Current portion of deferred revenue, net of contract assets	77,495	81,066
Notes payable, current portion	635,230	596,746
Convertible debentures	37,000	37,000
Derivative liabilities	88,462	111,010
Total Current Liabilities	1,198,013	1,186,049

Notes payable, net of current portion	162,142	160,736
Operating lease liability, net of current portion	19,250	27,098
Deferred revenue, net of current portion and contract assets	66,143	81,632
Total Liabilities	1,445,548	1,455,515

Commitment and contingencies

Redeemable convertible preferred stock - Series A: Authorized – 1,250,000 shares with $0.001 par value, 194,500 shares and 214,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, net of discount of $79,179 and $59,954, respectively, aggregate liquidation preference of $199,741 and $218,222 as of March 31, 2023 and December 31, 2022, respectively	103,059	138,429

Stockholders’ Deficit
Series B preferred stock: Authorized - 5,000,000 shares with $0.001 par value issued and outstanding – 3,750,000, as of March 31, 2023 and December 31, 2022	3,750	3,750
Common stock: Authorized – 2,900,000,000 shares with $0.001 par value issued and outstanding – 2,034,481,764 and 1,890,261,047 shares, as of March 31, 2023 and December 31, 2022, respectively	2,034,483	1,890,262

Additional paid-in capital	17,348,124	17,298,474
Accumulated deficit	(20,342,410)	(20,170,140)
Total Stockholders’ Deficit	(956,053)	(977,654)
Total Liabilities and Stockholders’ Deficit	$592,554	$616,290

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Revenues:
Sales, services	$47,216	$46,260
Sales, other	-	-
Total Revenues	47,216	46,260
Cost of goods sold	27,250	14,495
Gross Profit	19,966	31,765

Expenses:
Selling, general and administrative	86,300	38,214
Management and consulting fees	13,250	67,796
Payroll and related	35,037	109,799
Stock-based director expense	-	-
Total Expenses	134,587	215,809
Loss Before Other Income (Expense)	(114,621)	(184,044)
Other Income (Expense):
Accretion of discounts on convertible debentures	-	(25,410)
Change in fair value of derivative liabilities	44,488	39,574
Interest expense	(46,676)	(16,227)
Total Other Income (Expense), net	(2,188)	(2,063)

Net loss before provision for income taxes	(116,809)	(186,107)
Provision for income taxes	-	-
Net Loss	(116,809)	(186,107)

Deemed dividend on preferred stock	(55,461)	(96,330)
Net loss attributable to common stockholders	$(172,270)	$(282,437)
Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	1,933,729,474	1,500,021,665

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	214,500	$138,429	3,750,000	$3,750	1,890,261,047	$1,890,262	$17,298,474	$(20,170,140)	$(977,654)

Shares of Series A preferred stock for cash, net of costs and discounts	59,125	-	-	-	-	-	-	(11,706)	(11,706)

Conversion of Series A preferred shares to common stock	(79,125)	(62,977)	-	-	88,156,667	88,157	35,129	(16,148)	107,138

Accrued dividends on Series A preferred stock	-	27,607	-	-	-	-	-	(27,607)	(27,607)

Shares of common stock issued for cash	-	-	-	-	34,064,050	34,064	(2,079)	-	31,985

Shares of common stock issued for services	-	-	-	-	22,000,000	22,000	16,600	-	38,600

Net loss	-	-	-	-	-	-	-	(116,809)	(116,809)

Balance, March 31, 2023	194,500	$103,059	3,750,000	$3,750	2,034,481,764	$2,034,483	$17,348,124	$(20,342,410)	$(956,053)

	Redeemable Series A								Total
	Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Ba-lance, December 31, 2021	199,375	$84,022	5,000,000	$5,000	1,476,869,532	$1,476,870	$16,900,962	$(19,076,522)	$(693,690)

Shares of Series A preferred stock issued for cash, net of costs and discounts	118,250	50,282	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(118,250)	(59,844)	-	-	37,377,063	37,377	130,750	(58,406)	109,721

Accrued dividends on Series A preferred stock	-	37,924	-	-		-	-	(37,924)	(37,924)

Shares of common stock for cashless exercise of warrants	-	-	-	-	19,560,705	19,561	(19,561)	-	-

Shares of common stock issued for services	-	-	-	-	3,113,005	3,113	10,500	-	13,613

Net loss	-	-	-	-		-	-	(186,107)	(186,107)

Balance, March 31, 2022	199,375	$112,384	5,000,000	$5,000	1,536,920,305	$1,536,921	$17,022,651	$(19,358,959)	$(794,387)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(116,809)	$(186,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	-	25,410
Change in fair value of derivative liabilities	(44,488)	(39,574)
Amortization of right of use asset	6,191	5,551
Accrued interest for convertible debt	39,890	5,648
Stock-based compensation	38,600	13,613
Changes in operating assets and liabilities:
Accounts and other receivables	21,270	9,068
Inventory	(3,725)	(117,812)
Accounts payable and accrued liabilities	(371)	(15,394)
Deferred revenue	(19,060)	(3,769)
Operating lease liability	(7,848)	-
Net Cash Used in Operating Activities	(86,350)	(303,366)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	-	(26,601)
Repayment of lease liability – operating lease	-	(6,582)
Proceeds from issuance of common stock	31,985	-
Proceeds from notes payable and convertible debentures, net	-	200,000
Proceeds from issuance of preferred stock, net	54,365	107,500
Net Cash Provided by Financing Activities	86,350	274,317

Change in Cash	-	(29,049)
Cash, Beginning of Period	-	64,429
Cash, End of Period	$-	$35,380
Non-cash Investing and Financing Activities:
Conversion of preferred stock
Fair value of common shares issued	$123,286	$168,127
Derecognition of preferred stock	$(82,290)	$(112,529)
Derecognition of unamortized discount	$19,313	$63,136
Derecognition of derivative liabilities	$(44,161)	$(49,876)
Deemed dividend	$(27,607)	$(68,857)
Discount related to issuance of preferred stock	$54,395	$57,218
Deemed dividends on preferred stock (excluding conversions)	$11,706	$27,473

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

March 31, 2023

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

The Company’s principal business is the development and marketing of software solutions for the consumer automotive, fleet and asset management industries.  The consumer solutions are marketed through credit unions and financial institutions to mitigate risk and provide peace-of-mind for family driven vehicles.  The commercial brands offer robust and patent-protected solutions for managing light-to-heavy duty commercial fleets along with asset management solutions for improving productivity within supply-chain organizations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,163,515 and an accumulated deficit of $20,342,410 as of March 31, 2023, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.

The condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was approximately $36,000 and $16,000, respectively.

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

Equipment

Office equipment, computer equipment, and software are recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed. All equipment was fully depreciated as of December 31, 2022. For purposes of computing depreciation, the method of depreciating equipment is as follows:

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

The Company has only one reporting unit. Therefore, all of the Company’s goodwill relates to that reporting unit, and as of March 31, 2023 and December 31, 2022, the carrying value for that reporting unit is negative.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of March 31, 2023 and 2022, the Company has 483,181,298 and 442,441,431 potentially dilutive shares outstanding, respectively.

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

On May 4, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the U.S. Small Business Administration (“SBA”) and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan. As of March 31, 2023, the balance of the PPP Loan, including accrued interest was $61,697.

On July 7, 2020, the Company entered into a secured disaster loan with the SBA with a principal amount of $150,000. The SBA loan bears interest at 3.75% per annum and matures in July 2050. The Company is required to make monthly principal and interest payments of $731 beginning in July 2021. As of March 31, 2023, the balance on the SBA loan, including interest was $165,469.

On November 2, 2020, the Company received $146,500 in net cash proceeds from a note holder under an Inventory Financing Promissory Note. The related principal amount due for the convertible debt instrument was $168,000. The note bears interest at 12% per annum and matures on May 2, 2022. Principal and accrued interest are convertible into common stock at a variable conversion price, which is 80% of the average two lowest traded prices for common stock during a 10-day trading period prior to conversion. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $99,000 and recorded a related derivative liability for that amount. The Company also issued 2,000,000 shares of common stock to the note holder as additional compensation. The value of the shares, $14,800. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling approximately $135,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. During the nine months ended September 30, 2022, the Company received forgiveness of the note totaling $45,148 and the Company paid down the remaining balance and accrued interest.  As of September 30, 2022, the balance on the note is $0.

On December 13, 2021, the Company received $50,000 in net cash proceeds from a note holder under a short-term bridge note. As of March 31, 2023, the balance on the note was $160,111.

 During the nine months ended September 30, 2022, the Company entered into four separate notes with an investor for total principal of $400,000, and they bear interest between 6% and 12% per annum.  As of March 31, 2023, the principal and interest owed on these notes totaled $410,093.

As of March 31, 2023 long-term debt matures as follows

Year Ending	Notes Payable	Convertible Notes	Total
2023 (months remaining)	$635,228	$37,000	$672,228
2024	3,454	-	3,454
2025	3,586	-	3,586
2026	3,718	-	3,718
2027	3,900	-	3,900
Thereafter	147,484	-	147,484

	$797,370	$37,000	$83,437

4. Derivative Liabilities

During the three months ended March 31, 2023 and during the year ended December 31, 2022, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the three months ended March 31, 2023 and during year ended December 31, 2022, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the three months ended March 31, 2023, assuming no expected dividends:

March 31, 2023
Expected volatility	135 - 275%
Risk free interest rate	0.05 – 0.15%
Expected life (in years)	0 - 1.50

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of March 31, 2023.

Level 3 Carrying Value as of March 31, 2023
Derivative liabilities:
Embedded conversion feature - convertible debt	$-
Embedded conversion feature - preferred stock	88,462
$88,462

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Three Months Ended March 31, 2023
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$-
Derivative liabilities recorded upon issuance of convertible debt	-
Derivative liabilities derecognized upon debt conversion	-
Net changes in fair value included in net loss	-
Ending balance	$-

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$111,010
Derivative liabilities recorded upon issuance of preferred stock	66,101
Derivative liabilities derecognized upon preferred stock conversion	(44,161)
Net changes in fair value included in net loss	(44,488)
Ending balance	$88,462

Total ending balance	$88,462

5. Related Party Transactions

(a)

During the three months ended March 31, 2023 and 2022, the Company incurred approximately $49,000 and $43,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of March 31, 2023 and December 31, 2022, the Company owed approximately $5,000 to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

6. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock and 5,000,000 of these shares as Series B Super Voting Preferred Stock.

On February 1, 2023, the Company issued 59,125 shares of Series A preferred stock for cash proceeds of $54,365.

Rights and Privileges of the Series A Preferred Stock

☐	Voting - Series A Preferred Stockholders have no voting rights
☐	Dividends - 8% cumulative dividend, compounded daily, payable solely upon redemption, liquidation, or conversion. (increases to 22% for an event of default)
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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the three months ended March 31, 2023, the Company issued 59,125 shares of series A preferred stock for proceeds of $54,365. Related to these issuances, the Company recorded derivative liabilities of $66,101 and discounts to the preferred stock of $54,395, which is being amortized to deemed dividends over the redemption period.

During the three months ended March 31, 2023, the holder of the series A preferred stock converted 79,125 shares of series A preferred stock and accrued dividends into 88,156,667 shares of common stock. Related to these conversions during the three months ended March 31, 2023, the Company recorded a reduction of the associated derivative liability for the conversion features of $44,161 and a reduction of the preferred stock discount of $19,313 and $16,148 of deemed dividend.

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

Common Stock

2023

During the three months ended March 31, 2023, the Company issued 22,000,000 shares of common stock for employee compensation.

During the three months ended March 31, 2023, the Company issued 34,064,050 shares of common stock for cash proceeds of $31,985.

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

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2022	145,079,363	-
Issued	-	-
Adjusted for triggered down-round provisions	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2023	145,079,363	$-

As of March 31, 2022, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
142,857,141	$0.00	September 23, 2024
145,079,363

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2022	1,500,000	$0.04
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, March 31, 2023	1,500,000	$0.04	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	1.1	0.04	1,500,000	0.04
	1,500,000	1.1	$0.04	1,500,000	$0.04

During the three months ended March 31, 2023, the Company did not issue any options to employees. During the three months ended March 31, 2023 and 2022, the Company recorded $0 of stock-based compensation expense related to stock option grants. As of March 31, 2023, the Company had no unrecognized compensation expense.

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

During the three months ended March 31, 2023 and 2022, the Company had three and two customers which accounted for 75% and 89%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of March 31, 2023 and December 31, 2022, the Company had two and three customers, respectively, which accounted for 37% and 99%, respectively, of the net accounts receivable balance.

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

12. Subsequent Events

Through June 8, 2023, the Company issued 104,622,105 shares of common stock related to the conversion of 54,125 shares of Series A preferred stock.

On May 31, 2023, the Company issued a total of 83,333,333 shares of common stock to directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three month period ended March 31, 2023. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three month period ended March 31, 2023 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the three-month period ended March 31, 2023, the Company completed its integration of commercial fleet and asset management platforms.  In conjunction with its technology partner Prolog, the Company has developed industry-leading solutions for Counties, State Governments, and Supply-chain organizations.  Upon completion of the first deployments to New York State Counties, the Company will leverage its County Executives of America (“CEA”) endorsement to secure additional deployments across the CEA membership.  In addition, the Company’s partnership agreements with certified Credit Union organizations, namely the Association of Credit Union Executives of Puerto Rico (“ASEC”) and Michigan Credit Union League Service Corporation (“MCULSC”) have completed their initial deployments in preparation for larger-scale deployments within their respective regions.  Both ASEC and MCULSC represent approximately 170 Credit Unions with over 2M active members.  The Company has also completed its first phase of due diligence for protecting its patent rights against insurers using driver scores as actuarial metrics for customer billing.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of March 31, 2023, the Company had total current assets of 34,498, an 34% decrease from December 31, 2022. This decrease was mostly due to a $21,270 decrease in accounts receivable.

The Company’s current liabilities as of March 31, 2023 were $1,198,013, a 1% increase over those reported as of December 31, 2022. However, $77,495 (or 6%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The increase in current liabilities was mostly due to a $38,484 increase in the current portion of the notes payable.

As of March 31, 2023, IGEN had negative working capital of $1,163,515. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

During the three months ended March 31, 2023, the Company raised approximately $86,000 in financings and converted approximately $74,000 of preferred stock into shares of common stock. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of March 31, 2023, the Company’s total assets were $592,554, a 4% decrease over December 31, 2022, due primarily to the decrease in current assets previously discussed. The majority of the Company’s assets remain $505,508 in goodwill associated with the acquisition of Nimbo LLC in 2014.

As of March 31, 2023, the Company’s total liabilities were $1,445,548, which reflects $66,143 in long-term deferred revenue, net in addition to the $1,198,013 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond March 31, 2024. Total liabilities decreased by 1% over the previous year, however 10%, or $143,638 of the Company’s year-end total liabilities was deferred revenue, net, compared with $162,698 of deferred revenue, net reported as of December 31, 2022.

The above resulted in net assets as of March 31, 2023 being $(852,994) and an accumulated deficit of $(20,342,410).

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

Results of Operations

Revenues and Net Loss for the Three Months Ended March 31, 2023

Revenues

For the three months ended March 31, 2023, the Company had revenues of $47,216, a 2% increase over the revenues reported for same period in 2022.

Costs of goods sold for the three months ended March 31, 2023 were $27,250, representing an increase of 88% compared to the same period in 2022. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 42% for the three months ended March 31, 2023 compared to 69% for the three months ended March 31, 2022, representing a decrease of 27% period on period.

Expenses

Expenses for the three months ended March 31, 2023, totaled $134,587, a decrease of $81,222, or 38%, from total expenses reported for the same period in 2022. Due to limited operations, we terminated employees to limit our payroll expenses.

For the three months ended March 31, 2023, the Company had a net loss of $116,809 (or $(0.00) per basic and diluted share) compared with a net loss of $186,107 (or $(0.00) per basic and diluted share) for the same period in 2022.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the three months ended March 31, 2023, the Company saw a net decrease in cash of $0. Cash used in operating activities was $86,350, a decrease of 72% from the $303,366 net cash used for the same period in 2022. This was offset by net financings of $86,350 raised via private placements. Cash as of March 31, 2023 was $0.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of March 31, 2023, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

During the three months ended March 31, 2023, the Company issued 22,000,000 shares of common stock for employee compensation.

During the three months ended March 31, 2023, the Company issued 34,064,050 shares of common stock for cash proceeds of $31,985.

On February 1, 2023, the Company issued 59,125 shares of Series A preferred stock for proceeds of $54,365.

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

Item 6. Exhibits.

Exhibit	Index

31.1	Certification - Rule 13(a)-14(a)/15d-14(a) - CEO
32.1	Certification - Section 1350 - CEO
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

June 9, 2023	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

