Form 10-Q
period 2023-06-30
IGEN NETWORKS CORP
filed 2023-08-22
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission File No. 333-141875

IGEN Networks Corp.
(Exact name of registrant as specified in its charter)

Nevada	20-5879021
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28375 Rostrata Ave., Lake Elsinore, CA 92532

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

The number of shares of the registrant’s common stock issued and outstanding as of August 14, 2023 is 2,457,941,077.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and six month periods ended June 30, 2023 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Six Months Ended June 30, 2023

(Unaudited - Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash	$-	$-
Accounts and other receivables, net	82	21,902
Inventory	33,866	30,141
Total Current Assets	33,948	52,043

Operating lease asset, net	-	53,017
Security deposits	-	5,722
Goodwill	-	505,508
Total Assets	$33,948	$616,290

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$329,702	$360,227
Current portion of deferred revenue, net of contract assets	71,756	81,066
Notes payable, current portion	673,710	596,746
Convertible debentures	37,000	37,000
Derivative liabilities	56,019	111,010
Total Current Liabilities	1,169,594	1,186,049

Notes payable, net of current portion	163,549	160,736
Operating lease liability, net of current portion	-	27,098
Deferred revenue, net of current portion and contract assets	50,552	81,632
Total Liabilities	1,382,288	1,455,515

Commitment and contingencies

Redeemable convertible preferred stock - Series A:
Authorized - 1,250,000 shares with $0.001 par value, 130,625 shares and 214,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, net of discount of $55,642 and $59,954, respectively, aggregate liquidation preference of $135,309 and $218,222 as of June 30, 2023 and December 31, 2022, respectively	64,189	138,429

Stockholders’ Deficit
Series B preferred stock: Authorized - 5,000,000 shares with $0.001 par value issued and outstanding – 3,750,000, as of June 30, 2023 and December 31, 2022	3,750	3,750
Common stock: Authorized – 2,900,000,000 shares with $0.001 par value issued and outstanding – 2,319,274,411 and 1,890,261,047 shares, as of June 30, 2023 and December 31, 2022, respectively	2,319,274	1,890,262

Additional paid-in capital	17,280,558	17,298,474
Accumulated deficit	(21,016,112)	(20,170,140)
Total Stockholders’ Deficit	(1,412,529)	(977,654)
Total Liabilities and Stockholders’ Deficit	$33,948	$616,290

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Sales, services	$36,220	$91,976	$83,436	$138,236
Sales, other	-	-	-	-
Total Revenues	36,220	91,976	83,436	138,236
Cost of goods sold	26,801	92,100	54,051	106,595
Gross Profit (Loss)	9,419)	(124)	29,385	31,641

Expenses:
Selling, general and administrative	98,003	148,833	184,303	187,047
Management and consulting fees	-	19,668	13,250	87,464
Payroll and related	3,000	59,365	38,037	169,164
Impairment of goodwill	505,508	-	505,508	-
Total Expenses	606,511	227,866	741,098	443,675
Loss Before Other Income (Expense)	(597,092)	(227,990)	(711,713)	(412,034)
Other Income (Expense)
Accretion of discounts on convertible debentures	-	(9,791)	-	(35,201)
Change in fair value of derivative liabilities	(12,456)	16,411	32,032	55,985
Gain (loss) on extinguishment of debt	-	271,935	-	271,935
Interest expense	(39,947)	(39,893)	(86,623)	(56,210)
Total Other Income (Expense), net	(52,403)	238,572	(54,591)	236,509

Net Income (Loss)	(649,495)	10,582	(766,304)	(175,525)
Accrued and deemed dividends on redeemable convertible preferred stock	(24,207)	(29,768)	(79,668)	(126,098)
Net loss attributable to common stockholders	$(673,702)	$(19,186)	$(845,972)	$(301,623)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	2,173,994,089	1,548,941,284	2,054,525,496	1,524,616,611

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible		Series B				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	214,500	$138,429	3,750,000	$3,750	1,890,261,047	$1,890,262	$17,298,474	$(20,170,140)	$(977,654)

Shares of Series A preferred stock issued for cash, net of costs and discounts	59,125	-	-	-	-	-	-	(11,706)	(11,706)

Conversion of Series A preferred stock to common stock	(79,125)	(62,977)	-	-	88,156,667	88,157	35,129	(16,148)	107,138

Accrued dividends on Series A preferred stock	-	27,607	-	-	-	-	-	(27,607)	-

Shares of common stock for cashless exercise of warrants	-	-	-	-	34,064,050	34,064	(2,079)	-	31,985

Shares of common stock issued for services	-	-	-	-	22,000,000	22,000	16,600	-	38,600

Net loss	-	-	-	-	-	-	-	(116,809)	(116,809)

Balance, March 31, 2023	194,500	$103,059	3,750,000	$3,750	2,034,481,764	$2,034,483	$17,348,124	(20,342,410)	$(956,053)

Shares of common stock issued for services	-	-	-	-	110,333,333	110,333	(33,100)	-	77,233

Shares of Series A preferred stock for cash, net of costs and discounts	23,375	9,656	-	-	-	-	-	-	-

Conversion of Series A preferred shares to common stock	(87,250)	(58,973)	-	-	174,459,314	174,459	(34,466)	(13,760)	126,233

Accrued dividends on Series A preferred stock	-	10,447	-	-	-	-	-	(10,447)	(10,447)

Net loss	-	-	-	-	-	-	-	(649,495)	(649,495)

Balance, June 30, 2023	130,625	$64,189	3,750,000	$3,750	2,319,274,411	$2,319,275	$17,280,558	$21,016,112	$(1,412,529)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

	Redeemable Series A								Total
	Convertible		Series B				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	199,375	$84,022	5,000,000	$5,000	1,476,869,532	$1,476,870	$16,900,962	$(19,076,522)	$(693,690)

Shares of Series A preferred stock issued for cash, net of costs and discounts	118,250	50,282	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(118,250)	(59,844)	-	-	37,377,063	37,377	130,750	(58,406)	109,721

Accrued dividends on Series A preferred stock	-	37,924	-	-		-	-	(37,924)	(37,924)

Shares of common stock for cashless exercise of warrants	-	-	-	-	19,560,705	19,561	(19,561)	-	-

Shares of common stock issued for services	-	-	-	-	3,113,005	3,113	10,500	-	13,613

Net loss	-	-	-	-		-	-	(186,107)	(186,107)

Balance, March 31, 2022	199,375	$112,384	5,000,000	$5,000	1,536,920,305	$1,536,921	$17,022,651	$(19,358,959)	$(794,387)

Shares of Series A preferred stock issued for cash, net of costs and discounts	112,750	56,065	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(45,000)	(38,204)	-	-	21,272,727	21,273	45,382	(2,968)	63,687

Accrued dividends on Series A preferred stock	-	26,800	-	-		-	-	(26,800)	(26,800)

Shares of common stock issued for equity line commitment	-	-	-	-	12,500,000	12,500	(12,500)	-	-

Net income	-	-	-	-		-	-	10,582	10,582

Balance, June 30, 2022	267,125	$157,045	5,000,000	$5,000	1,570,693,032	$1,570,694	$17,055,533	$(19,378,145)	$(746,918)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(766,304)	$(175,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	-	35,201
Change in fair value of derivative liabilities	(32,032)	(55,985)
Loss on extinguishment of debt	-	(271,935)
Impairment of goodwill	505,508	-
Amortization of right of use asset	6,191	11,270
Accrued interest for debt	79,777	887
Stock-based compensation	115,833	13,613
Changes in operating assets and liabilities:
Accounts and other receivables	21,820	(23,293)
Inventory	(3,725)	(65,580)
Prepaid expenses and deposits	5,722	-
Accounts payable and accrued liabilities	11,598	(9,313)
Deferred revenue	(40,890)	(21,579)
Operating lease liability	7,848	-
Net Cash Used in Operating Activities	(103,850)	(519,081)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	-	(73,568)
Repayment of lease liability - operating lease	-	(13,363)
Proceeds from issuance of common stock	31,985	-
Proceeds from notes payable and convertible debentures, net	-	385,000
Proceeds from issuance of preferred stock, net	71,865	210,000
Net Cash Provided by Financing Activities	103,850	508,069

Change in Cash	-	(11,012)
Cash, Beginning of Period	-	64,429
Cash, End of Period	$-	$53,417
Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$-	$-
Derecognition of notes payable and accrued interest	$-	$-
Derecognition of unamortized discount	$-	$-
Derecognition of derivative liabilities	$-	$-
Conversion of preferred stock
Fair value of common shares issued	$263,279	$234,782
Derecognition of preferred stock	$(163,516)	$(159,329)
Derecognition of unamortized discount	$(79,650)	$(71,732)
Derecognition of derivative liabilities	$(96,904)	$(71,531)
Deemed dividend	$(29,909)	$(75,653)
Discount related to issuance of preferred stock	$62,239	$103,653
Deemed dividends on preferred stock (excluding conversions)	$11,706	$(54,273)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

June 30, 2023

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

The Company’s principal business is the development and marketing of supply-chain software services for the management and protection of commercial and consumer vehicle assets along with assessing and scoring driver performance.  Supply-chain and fleet management services are delivered from in-house software-as-a-service or cloud infrastructure over wireless networks and datapoints accumulated through a multitude of AI based devices and sensors.  The software services are marketed to automotive dealers, financial institutions, governments, and commercial fleets throughout the US and Mexico.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,135,646 and an accumulated deficit of $21,016,112 as of June 30, 2023, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly-owned subsidiary, Nimbo Tracking LLC which is formed in the USA.  Nimbo Tracking LLC was legally dissolved on June 3, 2023.

The condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023, or for any future period.

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

Accounts Receivable

Accounts receivable are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expense is reflected as a component of general and administrative expenses in the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was approximately $36,000 and $16,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of June 30, 2023 and December 31, 2022.

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

On June 3, 2023, the Company legally dissolved Nimbo Tracking, LLC and fully impaired all goodwill related to Nimbo Tracking, LLC, recording an impairment charge of $505,508 during the three months ended June 30, 2023.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contract with customers and are amortized using the same method and term as deferred revenues. As of June 30, 2023 and December 31, 2022, deferred revenues, net of contract assets totaled $122,308 and $162,698, respectively, and contract assets totaled $100,022 and $73,450, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the six months ended June 30, 2023, the Company recorded additions to deferred revenues of $3,678 and recognized total revenues of $72,945 through the amortization of deferred revenues. During the six months ended June 30, 2023, the Company recognized revenues of $72,238 related to deferred revenues outstanding as of December 31, 2022 as the services were performed.

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

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of June 30, 2023 and 2022, the Company has 519,793,648 and 285,686,866 potentially dilutive shares outstanding, respectively.

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

On May 4, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the U.S. Small Business Administration (“SBA”) and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan.  As of June 20, 2023, the balance of the PPP Loan, including accrued interest was $61,847.

On July 7, 2020, the Company entered into a secured disaster loan with the SBA with a principal amount of $150,000. The SBA loan bears interest at 3.75% per annum and matures in July 2050. The Company is required to make monthly principal and interest payments of $731 beginning in July 2021. As of June 30, 2023, the balance on the SBA loan, including accrued interest was $166,876.

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

On December 13, 2021, the Company received $50,000 in net cash proceeds from a note holder under a short-term bridge note. As of June 30, 2023, the balance on the note was $189,867.

During the nine months ended September 30, 2022, the Company entered into three separate notes with an investor, for total principal of $400,000. The notes matured through March 1, 2023 and bear interest between 6% and 12% per annum. As of June 30, 2023, the principal and accrued interest owed on these notes total $418,669.

As of June 30, 2023 long-term debt matures as follows

Year Ending	Notes Payable	Convertible Notes	Total
2023 (months remaining)	$673,710	$37,000	$710,710
2024	3,454	-	3,454
2025	3,586	-	3,586
2026	3,718	-	3,718
2027	3,900	-	3,900
Thereafter	148,891	-	148,891

	$837,259	$37,000	$874,259

4. Derivative Liabilities

During the six months ended June 30, 2023 and during the year ended December 31, 2022, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the six months ended June 30, 2023 and during year ended December 31, 2022, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the six months ended June 30, 2023, assuming no expected dividends:

June 30, 2023
Expected volatility	135 - 275%
Risk free interest rate	0.05 - 0.15%
Expected life (in years)	0 - 1.50

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of June 30, 2023.

Level 3 Carrying Value as of June 30, 2023
Derivative liabilities:
Embedded conversion feature - convertible debt	$-
Embedded conversion feature - preferred stock	56,019
$56,019

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Six Months Ended June 30, 2023
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$-
Derivative liabilities recorded upon issuance of convertible debt	-
Derivative liabilities derecognized upon debt conversion	-
Net changes in fair value included in net loss	-
Ending balance	$-

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$111,010
Derivative liabilities recorded upon issuance of preferred stock	73,945
Derivative liabilities derecognized upon preferred stock conversion	(96,904)
Net changes in fair value included in net loss	(32,032)
Ending balance	$56,019

Total ending balance	$56,019

5. Related Party Transactions

(a)

During the six months ended June 30, 2023 and 2022, the Company incurred approximately $13,000 and $74,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of June 30, 2023 and December 31, 2022, the Company owed approximately $5,000 to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the six months ended June 30, 2023 and 2022, the Company recorded approximately $500 and $0, respectively, to the COO for rent and other office expenses. As of June 30, 2023 and December 31, 2022, the amounts owed to the VP and General Manager were approximately $500 and $0, respectively.

6. Redeemable Preferred Stock and Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Company has designated 1,250,000 of these shares as Series A Convertible Preferred Stock and 5,000,000 of these shares as Series B Super Voting Preferred Stock.

On February 1, 2023, the Company entered into a Series A Preferred Stock Purchase Agreement with an investor. The Company issued 59,125 shares for proceeds of $54,365.

On April 4, 2023, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 23,375 shares for proceeds of $17,500.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the six months ended June 30, 2023, the Company issued 82,500 shares of series A preferred stock for proceeds of $71,865. Related to these issuances, the Company recorded derivative liabilities of $73,945 and discounts to the preferred stock of $62,239, which is being amortized to deemed dividends over the redemption period.

During the six months ended June 30, 2023, the holder of the series A preferred stock converted 166,375 shares of series A preferred stock and accrued dividends into 262,615,981 shares of common stock. Related to these conversions during the six months ended June 30, 2023, the Company recorded a reduction of the associated derivative liability for the conversion features of $96,904 and a reduction of the preferred stock discount of $36,564 and $29,908 of deemed dividend.

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

Common Stock

2023

During the six months ended June 30, 2023, the Company issued 132,333,333 shares of common stock for director and employee compensation.

During the six months ended June 20, 2023, the Company issued 34,064,050 shares of common stock for cash proceeds of $31,985.

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

During the six months ended June 30, 2022, the Company issued 12,500,000 shares of common stock as a commitment fee for a new equity line of credit.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2022	145,079,363	-
Issued	-	-
Adjusted for triggered down-round provisions	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2023	145,079,363	$-

As of June 30, 2023, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
142,857,141	$0.00	September 23, 2024
145,079,363

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2022	1,500,000	$0.04
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, June 30, 2023	1,500,000	$0.04	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	0.9	0.04	1,500,000	0.04
	1,500,000	0.9	$0.04	1,500,000	$0.04

During the six months ended June 30, 2023, the Company did not issue any options to employees. During the six months ended June 30, 2023 and 2022, the Company recorded $0 of stock-based compensation expense related to stock option grants. As of June 30, 2023, the Company had no unrecognized compensation expense.

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

During the six months ended June 30, 2023 and 2022, the Company had no and four customers which accounted for 0% and 87%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of June 30, 2023 and December 31, 2022, the Company had no and three customers, respectively, which accounted for 0% and 99%, respectively, of the net accounts receivable balance.

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

12. Subsequent Events

Through August 14, 2023, the Company issued 138,666,666 shares of common stock related to the conversion of 40,000 shares of Series A preferred stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three and six month periods ended June 30, 2023. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three and six month periods ended June 30, 2023 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Overview

During the six-month period ended June 30, 2023, the Company dissolved its subsidiary Nimbo Tracking, LLC.   In the same period the Company completed its integration of commercial fleet and asset management platforms.  In conjunction with its technology partner Prolog, the Company developed and launched three (Inventory, Maintenance, Fleet Management) industry-leading solutions for Counties, State Governments, and Supply-chain organizations.  Upon completion of the first deployments to New York State Counties, the Company will leverage its County Executives of America (“CEA”) endorsement to secure additional deployments across the CEA membership.  In addition, the Company’s partnership agreements with certified Credit Union organizations, namely the Association of Credit Union Executives of Puerto Rico (“ASEC”) and Michigan Credit Union League Service Corporation (“MCULSC”) have completed their initial deployment in preparation for larger-scale deployments within their respective regions.  Both ASEC and MCULSC represent approximately 170 Credit Unions with over 2M active members.  The Company has also completed its first phase of due diligence for protecting its patent rights against insurers using driver scores as actuarial metrics for customer billing.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of June 30, 2023, the Company had total current assets of $33,948, a 35% decrease from December 31, 2022. This decrease was mostly due to a $22,000 decrease in the Company’s ending accounts receivable balances.

The Company’s current liabilities as of June 30, 2023 were $1,169,594, a 1% decrease over those reported as of December 31, 2022. However, $71,756 (or 6%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The decrease in current liabilities was mostly due to a gain on the relief of debt for the removal of certain old accounts payable balances that are beyond the statute of limitations.

As of June 30, 2023, IGEN had negative working capital of $1,135,646. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

During the six months ended June 30, 2023, the Company raised approximately $104,000 in equity financings. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of June 30, 2023, the Company’s total assets were $33,948, a 94% decrease from December 31, 2022, due primarily to the decrease in goodwill of $505,508 due to impairment as the Company legally dissolved its subsidiary, Nimbo Tracking, LLC in June 2023.

As of June 30, 2023, the Company’s total liabilities were $1,382,288, which reflects $50,552 in long-term deferred revenue, net in addition to the $1,135,646 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond June 30, 2024. Total liabilities decreased by 5% from December 31, 2022, however 9%, or $122,308 of the Company’s year-end total liabilities was deferred revenue, net, compared with $162,698 of deferred revenue, net reported as of December 31, 2022.

The above resulted in net assets as of June 30, 2023 being $(1,348,340) and an accumulated deficit of $21,016,112.

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

Results of Operations

Revenues and Net Loss for the Three Months Ended June 30, 2023

Revenues

For the three months ended June 30, 2023, the Company had revenues of $36,220, a 61% decrease over the revenues reported for same period in 2022. The Company dissolved its subsidiary and recorded full impairment of its goodwill asset of $505,508, as noted above.

Costs of goods sold for the three months ended June 30, 2023 were $26,801, representing a decrease of 71% compared to the same period in 2022. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit (loss) percentage was 26% for the three months ended June 30, 2023 compared to 0% for the three months ended June 30, 2022. The Company continues to examine its costs of delivering service to customers and works to limit them as much as possible.

Expenses

Expenses for the three months ended June 30, 2023, totaled $606,511, an increase of $378,645, or 166%, from total expenses reported for the same period in 2022. The Company dissolved its subsidiary and recorded full impairment of its goodwill asset, as noted above.

For the three months ended June 30, 2022, the Company had a net loss available to common stockholders of $673,702 (or ($0.00) per basic and diluted share) compared with a net loss available to common stockholders of $19,186 (or ($0.00) per basic and diluted share) for the same period in 2022.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss for the Six Months Ended June 30, 2023

Revenues

For the six months ended June 30, 2023, the Company had revenues of $83,436, a 40% decrease over the revenues reported for same period in 2022.

Costs of goods sold for the six months ended June 30, 2023 were $29,385, representing a decrease of 7% compared to the same period in 2022. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 35% for the six months ended June 30, 2023 compared to 23% for the six months ended June 30, 2022, representing a decrease of 7% period on period. The Company continues to examine its costs of delivering service to customers and works to limit them as much as possible.

Expenses

Expenses for the six months ended June 30, 2023, totaled $741,098, an increase of $297,423, or 67%, from total expenses reported for the same period in 2022.

For the six months ended June 30, 2023, the Company had a net loss available to common stockholders of $845,972 (or ($0.00) per basic and diluted share) compared with a net loss available to common stockholders of $301,623 (or ($0.00) per basic and diluted share) for the same period in 2022.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the six months ended June 30, 2023, the Company saw a net decrease in cash of $0. Cash used in operating activities was $103,850, a decrease of 80% from the $519,081 net cash used for the same period in 2022. This was offset by net financings of $103,850, raised via private placements. Cash as of June 30, 2023 was $0.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of June 30, 2023, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintain adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

During the six months ended June 30, 2023, the Company issued 132,333,333 shares of common stock for director and employee compensation.

During the six months ended June 20, 2023, the Company issued 34,064,050 shares of common stock for cash proceeds of $31,985.

During the six months ended June 30, 2023, the holder of the series A preferred stock converted 166,375 shares of series A preferred stock and accrued dividends into 262,615,981 shares of common stock.

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

Item 6. Exhibits.

Exhibit	Index

31.1	Certification - Rule 13(a)-14(a)/15d-14(a) - CEO
32.1	Certification - Section 1350 - CEO
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGEN Networks Corp

August 22, 2023	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

