Form 10-Q
period 2023-09-30
IGEN NETWORKS CORP
filed 2023-11-20
CIK 1393540

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023.

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

The number of shares of the registrant’s common stock issued and outstanding as of November 14, 2023, is 3,234,606,010.

2

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

The Company’s unaudited condensed consolidated interim financial statements for the three and nine month periods ended September 30, 2023 are included herewith.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Financial Statements

For the Three and Nine Months Ended September 30, 2023

(Unaudited - Expressed in U.S. Dollars)

IGEN NETWORKS CORP.

Condensed Consolidated Interim Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets
Cash	$-	$-
Accounts and other receivables, net	-	21,902
Inventory	33,319	30,141
Total Current Assets	33,319	52,043

Operating lease asset, net	-	53,017
Security deposits	-	5,722
Goodwill	-	505,508
Total Assets	$33,319	$616,290

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$367,583	$360,227
Current portion of deferred revenue, net of contract assets	62,700	81,066
Notes payable, current portion	712,196	596,746
Convertible debentures	67,300	37,000
Derivative liabilities	38,338	111,010
Total Current Liabilities	1,248,117	1,186,049

Notes payable, net of current portion	164,953	160,736
Operating lease liability, net of current portion	-	27,098
Deferred revenue, net of current portion and contract assets	41,469	81,632
Total Liabilities	1,454,539	1,455,515

Commitment and contingencies

Redeemable convertible preferred stock - Series A:
Authorized - 1,250,000 shares with $0.001 par value, 53,654 shares and 214,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, net of discount of $20,976 and $59,954, respectively, aggregate liquidation preference of $56,204 and $218,222 as of September 30, 2023 and December 31, 2022, respectively	27,964	138,429

Stockholders’ Deficit
Series B preferred stock: Authorized - 5,000,000 shares with $0.001 par value issued and outstanding – 3,750,000 as of September 30, 2023 and December 31, 2022	3,750	3,750
Common stock: Authorized – 3,500,000,000 shares with $0.001 par value issued and outstanding – 2,800,191,077 and 1,890,261,047 shares, as of September 30, 2023 and December 31, 2022, respectively	2,800,192	1,890,262

Additional paid-in capital	16,981,651	17,298,474
Accumulated deficit	(21,234,777)	(20,170,140)
Total Stockholders’ Deficit	(1,449,184)	(977,654)
Total Liabilities and Stockholders’ Deficit	$33,319	$616,290

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited - Expressed in U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Sales, services	$47,865	$131,575	$131,301	$269,811
Sales, other	-	-	-	-
Total Revenues	47,865	131,575	131,301	269,811
Cost of goods sold	17,074	161,249	71,125	267,844
Gross Profit (Loss)	30,791	(29,674)	60,176	1,967

Expenses:
Selling, general and administrative	26,321	135,538	210,624	322,585
Management and consulting fees	35,000	69,094	48,250	156,558
Payroll and related	44,373	120,528	82,410	289,692
Impairment of goodwill	-	-	505,508	-
Total Expenses	105,694	325,160	846,792	768,835
Loss Before Other Income (Expense)	(74,903)	(354,834)	(786,616)	(766,868)
Other Income (Expense)
Accretion of discounts on convertible debentures	-	-	-	(35,201)
Change in fair value of derivative liabilities	(57,506)	(47,427)	(25,624)	8,558
Gain (loss) on extinguishment of debt	-	70,558	-	342,523
Interest expense	(45,534)	(29,417)	(132,157)	(85,627)
Total Other Income (Expense), net	(103,190)	(6,256)	(157,781)	230,253

Net Income (Loss)	(178,093)	(361,090)	(944,397)	(536,615)
Accrued and deemed dividends on redeemable convertible preferred stock	(40,572)	(126,098)	(120,240)	(128,660)
Net loss attributable to common stockholders	$(218,665)	$(487,188)	$(1,064,637)	$(665,275)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	2,445,447,418	1,628,362,535	2,186,264,751	1,559,578,608

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(Unaudited - Expressed in U.S. dollars)

	Redeemable Series A								Total
	Convertible		Series B				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	214,500	$138,429	3,750,000	$3,750	1,890,261,047	$1,890,262	$17,298,474	$(20,170,140)	$(977,654)

Shares of Series A preferred stock issued for cash, net of costs and discounts	59,125	-	-	-	-	-	-	(11,706)	(11,706)

Conversion of Series A preferred stock to common stock	(79,125)	(62,977)	-	-	88,156,667	88,157	35,129	(16,148)	107,138

Accrued dividends on Series A preferred stock	-	27,607	-	-	-	-	-	(27,607)	-

Shares of common stock for cashless exercise of warrants	-	-	-	-	34,064,050	34,064	(2,079)	-	31,985

Shares of common stock issued for services	-	-	-	-	22,000,000	22,000	16,600	-	38,600

Net loss	-	-	-	-	-	-	-	(116,809)	(116,809)

Balance, March 31, 2023	194,500	$103,059	3,750,000	$3,750	2,034,481,764	$2,034,483	$17,348,124	(20,342,410)	$(956,053)

Shares of common stock issued for services	-	-	-	-	110,333,333	110,333	(33,100)	-	77,233

Shares of Series A preferred stock for cash, net of costs and discounts	23,375	9,656	-	-	-	-	-	-	-

Conversion of Series A preferred shares to common stock	(87,250)	(58,973)	-	-	174,459,314	174,459	(34,466)	(13,760)	126,233

Accrued dividends on Series A preferred stock	-	10,447	-	-	-	-	-	(10,447)	(10,447)

Net loss	-	-	-	-	-	-	-	(649,495)	(649,495)

Balance, June 30, 2023	130,625	64,189	3,750,000	3,750	2,319,274,411	2,319,275	17,280,558	21,016,112	(1,412,529)

Conversion of Series A preferred shares to common stock	(76,971)	(55,570)	-	-	380,916,666	380,917	(228,907)	(21,227)	130,783

Accrued dividends on Series A preferred stock	-	19,345	-	-	-	-	-	(19,345)	(19,345)

Shares of common stock issued for services	-	-	-	-	100,000,000	100,000	(70,000)	-	30,000

Net loss	-	-	-	-	-	-	-	(178,093)	(178,093)

Balance, September 30, 2023	53,654	$27,964	3,750,000	$3,750	2,800,191,077	$28,800,192	$16,981,651	$(21,234,777)	$(1,449,184)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

	Redeemable Series A								Total
	Convertible		Series B				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	199,375	$84,022	5,000,000	$5,000	1,476,869,532	$1,476,870	$16,900,962	$(19,076,522)	$(693,690)

Shares of Series A preferred stock issued for cash, net of costs and discounts	118,250	50,282	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(118,250)	(59,844)	-	-	37,377,063	37,377	130,750	(58,406)	109,721

Accrued dividends on Series A preferred stock	-	37,924	-	-		-	-	(37,924)	(37,924)

Shares of common stock for cashless exercise of warrants	-	-	-	-	19,560,705	19,561	(19,561)	-	-

Shares of common stock issued for services	-	-	-	-	3,113,005	3,113	10,500	-	13,613

Net loss	-	-	-	-		-	-	(186,107)	(186,107)

Balance, March 31, 2022	199,375	$112,384	5,000,000	$5,000	1,536,920,305	$1,536,921	$17,022,651	$(19,358,959)	$(794,387)

Shares of Series A preferred stock issued for cash, net of costs and discounts	112,750	56,065	-	-		-	-	-	-

Conversion of Series A preferred stock to common stock	(45,000)	(38,204)	-	-	21,272,727	21,273	45,382	(2,968)	63,687

Accrued dividends on Series A preferred stock	-	26,800	-	-		-	-	(26,800)	(26,800)

Shares of common stock issued for equity line commitment	-	-	-	-	12,500,000	12,500	(12,500)	-	-

Net income	-	-	-	-		-	-	10,582	10,582

Balance, June 30, 2022	267,125	157,045	5,000,000	5,000	1,570,693,032	1,570,694	17,055,533	(19,378,145)	(746,918)

Shares of Series A preferred stock issued for cash, net of costs and discounts	118,250	71,000	-	-	-	-	-	-	-

Conversion of Series A preferred stock to common stock	(136,115)	(102,669)	-	-	73,635,476	73,635	156,155	(33,447)	196,343

Accrued dividends on Series A preferred stock	-	34,687	-	-	-	-	-	(34,687)	(34,687)

Shares of common stock issued for cash	-	-	-	-	42,957,989	42,958	46,282	-	89,240

Repurchase of Series B preferred stock	-	-	(1,250,000)	(1,250)	-	-	(64,322)	65,572	-

Net loss	-	-		-	-	-	-	(361,090)	(361,090)

Balance, September 30, 2022	249,260	$160,063	3,750,000	$3,750	1,687,286,497	$1,687,287	$17,193,648	$(19,741,797)	$(857,112)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited - Expressed in U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(944,397)	$(536,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discounts on convertible debentures	4,000	35,201
Change in fair value of derivative liabilities	25,624	(8,558)
Loss on extinguishment of debt	-	(342,523)
Impairment of goodwill	505,508	17,162
Amortization of right of use asset	6,191	7,900
Accrued interest for debt	119,967	7,890
Stock-based compensation	145,833	13,613
Changes in operating assets and liabilities:
Accounts and other receivables	21,902	28,271
Inventory	(3,178)	23,036
Prepaid expenses and deposits	5,722	-
Accounts payable and accrued liabilities	49,355	9,905
Deferred revenue	(58,529)	21,956
Operating lease liability	7,848	-
Net Cash Used in Operating Activities	(129,850)	(730,662)
Cash Flows from Financing Activities
Repayment of notes payable and convertible debentures	-	(112,693)
Repayment of lease liability - operating lease	-	(20,495)
Repurchase of Series B preferred stock	-	(1,250)
Proceeds from issuance of common stock	31,985	89,240
Proceeds from notes payable and convertible debentures, net	26,000	485,000
Proceeds from issuance of preferred stock, net	71,865	310,000
Net Cash Provided by Financing Activities	129,850	749,802

Change in Cash	-	19,140
Cash, Beginning of Period	-	64,429
Cash, End of Period	$-	$83,569
Non-cash Investing and Financing Activities:
Conversion of notes payable and accrued interest:
Fair value of common shares issued	$-	$-
Derecognition of notes payable and accrued interest	$-	$-
Derecognition of unamortized discount	$-	$-
Derecognition of derivative liabilities	$-	$-
Conversion of preferred stock
Fair value of common shares issued	$415,289	$464,572
Derecognition of preferred stock	$(234,407)	$(300,889)
Derecognition of unamortized discount	$(114,316)	$(100,623)
Derecognition of derivative liabilities	$(172,241)	$(165,206)
Deemed dividend	$(51,136)	$(97,773)
Discount related to issuance of preferred stock	$62,239	$140,152
Deemed dividends on preferred stock (excluding conversions)	$11,706	$(96,459)
Issuance of conversion shares for commitment fee on equity life	$-	$12,500

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

IGEN NETWORKS CORP.

Notes to the Condensed Consolidated Interim Financial Statements

September 30, 2023

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

The Company’s principal business is the development and marketing of supply-chain software for the management of warehouse inventory, commercial and passenger fleets, and asset maintenance.  Supply-chain and fleet management services are delivered from in-house software-as-a-service or cloud infrastructure over wireless networks with datapoints accumulated from AI based devices and sensors.  The software services are marketed to financial institutions, governments, and transportation companies throughout the US and Mexico.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations, has negative operating cash flows since inception, has a working capital deficit of $1,214,798 and an accumulated deficit of $21,234,777 as of September 30, 2023, and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company plans to achieve profitable operations through the increase in revenue base and successfully grow its operations organically or through acquisitions. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes include the records of the Company and the Company’s wholly owned subsidiary, Nimbo Tracking LLC, which is founded in the USA.  Nimbo Tracking LLC was legally dissolved on June 3, 2023.

The condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited consolidated financial statements, and these unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets, liabilities, revenues and expenses of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information required by U.S. GAAP has been condensed or omitted in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The results for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023, or for any future period.

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

Accounts Receivable

Accounts receivables are recognized and carried at the original invoice amount less an allowance for expected uncollectible amounts. Inherent in the assessment of the allowance for doubtful accounts are certain judgments and estimates including, among others, the customer’s willingness or ability to pay, the Company’s compliance with customer invoicing requirements, the effect of general economic conditions and the ongoing relationship with the customer. Accounts with outstanding balances longer than the payment terms are considered past due. We do not charge interest on past due balances. The Company writes off trade receivables when all reasonable collection efforts have been exhausted. Bad debt expenses are reflected as a component of general and administrative expenses in the consolidated statements of operations. As of September 30, 2023, and December 31, 2022, the allowance for doubtful accounts was approximately $12,000 and $16,000, respectively.

Inventory

Inventory consists of vehicle tracking and recovery devices and is comprised entirely of finished goods that can be resold. Inventory is stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs. There was no provision for inventory impairment recorded as of September 30, 2023 and December 31, 2022.

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

Goodwill

Goodwill represents the excess of the acquisition price over the fair value of identifiable net assets acquired. Goodwill is allocated at the date of the business combination. Goodwill is not amortized but is tested for impairment annually on December 31 of each year or more frequently if events or changes in circumstances indicate the asset may be impaired. These events and circumstances may include a significant change in legal factors or in the business climate, a significant decline in the Company’s share price, an adverse action of assessment by a regulator, unanticipated competition, a loss of key personnel, significant disposal activity and the testing of recoverability for a significant asset group.

Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value.

On June 3, 2023, the Company legally dissolved Nimbo Tracking, LLC and fully impaired all goodwill related to Nimbo Tracking, LLC, recording an impairment charge of $505,508 during the three months ended June 30, 2023.

Impairment of Long-lived Assets

The Company reviews long-lived assets, such as equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the estimated undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized for the excess of the carrying value over the fair value of the asset during the year the impairment occurs.

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

The fair values of cash and cash equivalents, accounts and other receivables, restricted cash, and accounts payable and accrued liabilities, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The fair value of cash and cash equivalents is determined based on “Level 1” inputs and the fair value of derivative liabilities is determined based on “Level 3” inputs. The recorded values of notes payable approximate their current fair values because of their nature and respective maturity dates or durations. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility in these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company places its cash and cash equivalents in what it believes to be creditworthy financial institutions.

Revenue Recognition and Deferred Revenue

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, using the five-step model, including (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue in accordance with U.S. GAAP. Title and risk of loss generally pass to our customers upon delivery, as we have insurance for lost shipments. In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive substantially all our revenues from the sale of products and services combined into one performance obligation. Product revenue includes the shipment of products according to the agreement with our customers. Service revenue includes vehicle tracking services and customer support (technical support), installations and consulting. A contract usually includes both product and services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. Performance obligations include, but are not limited to, pass-thru harnesses and vehicle tracking services. Almost all of our revenues are derived from customers located in United States of America in the auto industry. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are not sold on a standalone basis. At contract inception, an assessment of the goods and services promised in the contracts with customers is performed and a performance obligation is identified for each distinct promise to transfer to the customer a good or service (or bundle of goods or services). To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Revenue is recognized when our performance obligation has been met. The Company considers control to have transferred upon delivery because the Company has a present right to payment at that time, the Company has transferred use of the asset, and the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. For arrangements under which the Company provides vehicle tracking services, the Company satisfies its performance obligations as those services are performed whereby the customer simultaneously receives and consumes the benefits of such services under the agreement. Revenues are recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Deferred revenues are recorded net of contract assets when cash payments are received from customers in advance of the Company’s performance. Contract assets represent the costs of (1) commission costs, (2) installation costs, and (3) the underlying hardware to enable the Company to perform on its contract with customers and are amortized using the same method and term as deferred revenues. As of September 30, 2023, and December 31, 2022, deferred revenues, net of contract assets totaled $104,169 and $162,698, respectively, and contract assets totaled $86,978 and $73,450, respectively. Any revenue that has been deferred and is expected to be recognized beyond one year is classified as deferred revenue, net of current portion.

During the nine months ended September 30, 2023, the Company recorded additions to deferred revenues of $5,678 and recognized total revenues of $106,128 through the amortization of deferred revenues. During the nine months ended September 30, 2023, the Company recognized revenues of $104,940 related to deferred revenues outstanding as of December 31, 2022, as the services were performed.

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

Derivative Financial Instruments

The Company classifies as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC Topic 815-40 “Contracts in Entity’s Own Equity.” The Company classifies as assets or liabilities any contracts that require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside our control or give the counterparty a choice of net-cash settlement or settlement in shares. The Company assesses the classification of its free-standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Loss Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debentures, using the if-converted method. In computing diluted earnings (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted earnings (loss) per share exclude all potentially issuable shares if their effect is anti-dilutive. Because the effect of conversion of the Company’s dilutive securities is anti-dilutive, diluted loss per share is the same as basic loss per share for the periods presented. As of September 30, 2023, and 2022, the Company has 513,173,649 and 285,686,866 potentially dilutive shares outstanding, respectively.

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

3. Convertible Debentures and Notes Payable

On May 17, 2019, the Company entered a Convertible Promissory Note (“Promissory Note”) with Crown Bridge Partners, LLC (the “Holder”) for a total principal amount of up to $150,000 with cash proceeds of up to $124,500, resulting in an original issue discount of up to $25,500. The Promissory Note bears interest at 7% per annum (with the understanding that the first 12 months of interest of each tranche will be guaranteed). The maturity date is 18 months from the effective date of each payment.

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

Per the terms of the Common Stock Purchase Warrant agreement, on May 17, 2019, the Company issued a warrant to purchase 250,000 shares of common stock with an Exercise Price of $0.10 subject to adjustment (standard anti-dilution features). The agreement contains a down-round provision that automatically resets the exercise price of the warrant to a new exercise price that is equal to the per share price of common stock subsequently issued (including conversions of debt and preferred stock). Upon the lowering of the exercise price, the number of warrants will be increased such that the total proceeds upon exercise is the same amount (see Note 7). If the Market Price of one share of common stock is greater than the Exercise Price, the Holder may elect to receive Warrant Shares pursuant to cashless exercise, in lieu of cash exercise, per a defined formula in the agreement.

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

On May 4, 2020, the Company entered a Paycheck Protection Program (“PPP”) Loan with a principal amount of $59,949 through a financial institution under the PPP administered by the SBA and established as part of the CARES Act. The PPP Loan bears interest at 1.0% per annum and matures on May 4, 2022 with the first six months of interest and principal payments deferred. The amount borrowed under the PPP Loan is guaranteed by the U.S. Small Business Administration (“SBA”) and is eligible for forgiveness in an amount equal to the sum of the eligible costs, including payroll, benefits, rent and utilities, incurred by the Company during the 24-week period beginning on the date the Company received the proceeds. The PPP Loan contains customary events of default, and the occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Loan.  As of September 30, 2023, the balance of the PPP Loan, including accrued interest was $61,847.

On July 7, 2020, the Company entered a secured disaster loan with the SBA with a principal amount of $150,000. The SBA loan bears interest at 3.75% per annum and matures in July 2050. The Company is required to make monthly principal and interest payments of $731 beginning in July 2021. As of September 30, 2023, the balance on the SBA loan, including accrued interest was $166,876.

On November 2, 2020, the Company received $146,500 in net cash proceeds from a note holder under an Inventory Financing Promissory Note. The related principal amount due for the convertible debt instrument was $168,000. The note bears interest at 12% per annum and matures on May 2, 2022. Principal and accrued interest are convertible into common stock at a variable conversion price, which is 80% of the average two lowest traded prices for common stock during a 10-day trading period prior to conversion. Using the Binomial Lattice Model, the Company computed the estimated fair value of the embedded conversion feature to be approximately $99,000 and recorded a related derivative liability for that amount. The Company also issued 2,000,000 shares of common stock to the noteholder as additional compensation. The value of the shares, $14,800. Related to the derivative liability, the shares issued, the bonus interest, and the direct financing costs, the Company recorded a debt discount totaling approximately $135,000 for the note, which is being amortized to interest expense over the term of the note using the effective interest method. During the nine months ended September 30, 2022, the Company received forgiveness of the note totaling $45,148 and paid down the remaining balance and accrued interest. As of September 30, 2022, the balance on the note is $0.

On December 13, 2021, the Company received $50,000 in net cash proceeds from a note holder under a short-term bridge note. As of September 30, 2023, the balance on the note was $189,867.

During the nine months ended September 30, 2022, the Company entered into three separate notes with an investor, for total principal of $400,000. The notes matured through March 1, 2023, and bear interest between 6% and 12% per annum. As of September 30, 2023, the principal and accrued interest owed on these notes total $418,669.

On July 28, 2023, the Company entered into a convertible note with an investor for total principal of $30,000. The Company received $26,000 in cash and recorded an immediate charge of $4,000 to interest expenses. The note bears interest at 6% per annum and matures on April 28, 2024.  The note is convertible into shares of common stock at $0.0005 per share.

As of September 30, 2023, long-term debt matures as follows:

Year Ending	Notes Payable	Convertible Notes	Total
2023 (months remaining)	$712,195	$67,300	$779,495
2024	3,454	-	3,454
2025	3,586	-	3,586
2026	3,718	-	3,718
2027	3,900	-	3,900
Thereafter	150,295	-	150,295

	$877,148	$67,300	$944,448

4. Derivative Liabilities

During the nine months ended September 30, 2023, and during the year ended December 31, 2022, the Company had outstanding convertible debentures with variable exercise prices based on market rates (see Note 3). During the nine months ended September 30, 2023, and during year ended December 31, 2022, the Company also issued series A preferred stock with variable exercise prices based on market rates (see Note 6). The Company records the fair value of the conversion features with variable exercise prices based on future market rates in accordance with ASC 815. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in the consolidated statements of operations. The Company uses a multi-nominal lattice model to fair value the derivative liabilities. The following inputs and assumptions were used to value the conversion features outstanding during the nine months ended September 30, 2023, assuming no expected dividends:

September 30, 2023
Expected volatility	135 - 275%
Risk free interest rate	0.05 - 0.15%
Expected life (in years)	0 - 1.50

The following table presents the Company’s embedded conversion features of its convertible debt and preferred stock measured at fair value on a recurring basis as of September 30, 2023.

Level 3 Carrying Value as of September 30, 2023
Derivative liabilities:
Embedded conversion feature - convertible debt	$-
Embedded conversion feature - preferred stock	38,338
$38,338

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

For The Nine Months Ended September 30, 2023
Embedded Conversion Features - Convertible Debt
Balances, as of the beginning of the year	$-
Derivative liabilities recorded upon issuance of convertible debt	-
Derivative liabilities derecognized upon debt conversion	-
Net changes in fair value included in net loss	-
Ending balance	$-

Embedded Conversion Features - Preferred Stock
Balances, as of the beginning of the year	$111,010
Derivative liabilities recorded upon issuance of preferred stock	73,945
Derivative liabilities derecognized upon preferred stock conversion	(172,242)
Net changes in fair value included in net loss	25,624
Ending balance	$38,338

Total ending balance	$38,338

5. Related Party Transactions

(a)

During the nine months ended September 30, 2023, and 2022, the Company incurred approximately $43,000 and $113,000, respectively, in management and consulting fees with an officer and an entity controlled by him. As of September 30, 2023, and December 31, 2022, the Company owed approximately $5,000 to directors and officers and a company controlled by a director, which is included in accounts payable and accrued liabilities. The amounts owed are unsecured, non-interest bearing, and due on demand.

(b)

During the nine months ended September 30, 2023, and 2022, the Company recorded approximately $2,000 and $0, respectively, to the COO for rent and other office expenses. As of September 30, 2023, and December 31, 2022, the amounts owed to the VP and General Manager were approximately $2,000 and $0, respectively.

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

On May 20, 2022, the Company entered into a Series A Preferred Stock Purchase Agreements with an investor. The Company issued 53,625 shares for proceeds of 48,750.

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

Based on the terms of the conversion feature, the Company could be required to issue an infinite number of shares of common stock. As such, the Company has determined the conversion feature to be a derivative liability under relevant accounting guidance. The Company estimated the fair value of the conversion feature using the Binomial Lattice Model on the date of issuance, on the date of each conversion notice, and remeasures the fair value at each reporting period. During the nine months ended September 30, 2023, the Company issued 82,500 shares of series A preferred stock for proceeds of $71,865. Related to these issuances, the Company recorded derivative liabilities of $73,945 and discounts to the preferred stock of $62,239, which is being amortized to deemed dividends over the redemption period.

During the nine months ended September 30, 2023, the holder of the series A preferred stock converted 243,346 shares of series A preferred stock and accrued dividends into 643,532,647 shares of common stock. Related to these conversions during the nine months ended September 30, 2023, the Company recorded a reduction of the associated derivative liability for the conversion features of $172,241 and a reduction of the preferred stock discount of $114,316 and $51,136 of deemed dividend.

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

Common Stock

2023

During the nine months ended September 30, 2023, the Company issued 232,333,333 shares of common stock for director and employee compensation.

During the nine months ended September 30, 2023, the Company issued 34,064,050 shares of common stock for cash proceeds of $31,985.

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

During the nine months ended September 30, 2022, the Company issued 42,957,989 shares of common stock for cash proceeds of $89,240.

7. Share Purchase Warrants

The following table summarizes the continuity schedule of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price

Balance, December 31, 2022	145,079,363	-
Issued	-	-
Adjusted for triggered down-round provisions	-	-
Exercised	-	-
Expired	-	-
Balance, September 30, 2023	145,079,363	$-

As of September 30, 2023, the following share purchase warrants were outstanding:

Number of warrants outstanding	Exercise price	Expiration date
2,222,222	$0.03	December 2, 2024
142,857,141	$0.00	September 23, 2024
145,079,363

8. Stock Options

The following table summarizes the Company’s stock options:

	Number of options	Weighted average exercise price	Aggregate intrinsic value

Balance, December 31, 2022	1,500,000	$0.04
Granted	-	-
Exercised	-	-
Cancelled / forfeited	-	-
Balance, September 30, 2023	1,500,000	$0.04	$-

	Outstanding			Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares	Weighted average exercise price

$0.04	1,500,000	0.9	0.04	1,500,000	0.04
	1,500,000	0.9	$0.04	1,500,000	$0.04

During the nine months ended September 30, 2023, the Company did not issue any options to employees. During the nine months ended September 30, 2023 and 2022, the Company recorded $0 of stock-based compensation expense related to stock option grants. As of September 30, 2023, the Company had no unrecognized compensation expense.

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

10. Risks & Uncertainties

The Company extends credit to customers on an unsecured basis in the normal course of business. The Company’s policy is to perform an analysis of the recoverability of its receivables at the end of each reporting period and to establish allowances where appropriate. The Company analyzes historical bad debts and contract losses, customer concentrations, and customer creditworthiness when evaluating the adequacy of the allowances.

During the nine months ended September 30, 2023, and 2022, the Company had no and four customers which accounted for 0% and 80%, respectively, of total invoiced amounts, which are recorded as deferred revenues and amortized over the related service period to revenues.

As of September 30, 2023, and December 31, 2022, the Company had no and three customers, respectively, which accounted for 0% and 99%, respectively, of the net accounts receivable balance.

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

12. Subsequent Events

Through November __, 2023, the Company issued __________ shares of common stock related to the conversion of ______ shares of Series A preferred stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides information for the three- and nine-month periods ended September 30, 2023. This MD&A should be read together with our unaudited condensed consolidated interim financial statements and the accompanying notes for the three- and nine-month periods ended September 30, 2023 (the “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Except where otherwise specifically indicated, all amounts in this MD&A are expressed in United States dollars.

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

Cautionary Note Regarding Forward-looking Statements

Certain statements and information in this MD&A may not be based on historical facts and may constitute forward-looking statements or forward-looking information within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and Canadian securities laws (“forward-looking statements”), including our business outlook for the short and longer term and our strategy, plans and future operating performance. Forward-looking statements are provided to help you understand our views of our short- and longer-term prospects. We caution you that forward-looking statements may not be appropriate for other purposes. We will not update or revise any forward-looking statements unless we are required to do so by securities laws. Forward-looking statements:

☐	Typically include words and phrases about the future such as “outlook”, “may”, “estimates”, “intends”, “believes”, “plans”, “anticipates” and “expects”;

☐	Are not promises or guarantees of future performance. They represent our current views and may change significantly;

☐	Are based on a number of assumptions, including those listed below, which could prove to be significantly incorrect:

-	Our ability to find viable companies in which to invest
-	Our ability successfully manages companies in which we invest
-	Our ability to successfully raise capital
-	Our ability to successfully expand and leverage the distribution channels of our portfolio companies;
-	Our ability to develop new distribution partnerships and channels
-	Expected tax rates and foreign exchange rates.

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

Overview

During the nine-month period ended September 30, 2023, the Company dissolved its subsidiary Nimbo Tracking, LLC.   In the same period the Company completed its integration of commercial fleet and asset management platforms.  In conjunction with its technology partner Prolog, the Company developed and launched three (Inventory, Maintenance, Fleet Management) industry-leading solutions for Counties, State Governments, and supply-chain organizations.  Upon completion of the first deployments to New York State Counties, the Company will leverage its County Executives of America (“CEA”) endorsement to secure additional deployments across the CEA membership.  In addition, the Company’s partnership agreements with certified Credit Union organizations, namely the Association of Credit Union Executives of Puerto Rico (“ASEC”) and Michigan Credit Union League Service Corporation (“MCULSC”) have completed their initial deployment in preparation for larger-scale deployments within their respective regions.  Both ASEC and MCULSC represent approximately 170 Credit Unions with over 2M active members.  The Company has also completed its first phase of due diligence for protecting its patent rights against insurers using driver scores as actuarial metrics for customer billing.

Financial Condition and Results of Operations

Capital Resources and Liquidity

Current Assets and Liabilities, Working Capital

As of September 30, 2023, the Company had total current assets of $33,319, a 36% decrease from December 31, 2022. This decrease was mostly due to a $22,000 decrease in the Company’s ending accounts receivable balances.

The Company’s current liabilities as of September 30, 2023, were $1,248,117, a 5% increase over those reported as of December 31, 2022. However, $62,700 (or 5%) of the Company’s current liabilities were deferred revenues, net to be recognized in future periods. The decrease in current liabilities was mostly due to a gain on the relief of debt for the removal of certain old accounts payable balances that are beyond the statute of limitations.

As of September 30, 2023, IGEN had negative working capital of $1,214,798. Adequate working capital remains a core requirement for growth and profitability and to facilitate further acquisitions, and the Company continues to work at improving its working capital position through ongoing equity and debt financing and actively managing the Company’s growth to achieve sustainable positive cash flow.

During the nine months ended September 30, 2023, the Company raised approximately $130,000 in debt and equity financings. These transactions are further disclosed in notes to the consolidated financial statements.

Total Assets and Liabilities, Net Assets

As of September 30, 2023, the Company’s total assets were $33,319, a 95% decrease from December 31, 2022, due primarily to the decrease in goodwill of $505,508 due to impairment as the Company legally dissolved its subsidiary, Nimbo Tracking, LLC in June 2023.

As of September 30, 2023, the Company’s total liabilities were $1,454,539, which reflects $41,469 in long-term deferred revenue, net in addition to the $1,214,798 in current liabilities previously discussed. This long-term deferred revenue is the portion of service contracts signed in previous years for which service, and the associated revenue recognition, occurs beyond September 30, 2024. Total liabilities decreased by 0% from December 31, 2022, however 9%, or $104,169 of the Company’s year-end total liabilities was deferred revenue, net, compared with $162,698 of deferred revenue, net reported as of December 31, 2022.

The above resulted in net assets as of September 30, 2023, being $(1,449,184) and an accumulated deficit of $21,234,777.

The Company is continuing its efforts to increase its asset base, raise funds and improve cashflow to improve its working capital position. As of the date these financial statements were issued, the Company believes it has adequate working capital and projected net revenues and cash flows to maintain existing operations for approximately six months without requiring additional funding. The Company’s business plan is predicated on raising further capital for the purpose of further investment and acquisition of targeted technologies and companies, to fund growth in these technologies and companies, and to expand sales and distribution channels for companies it currently owns or is invested. It is anticipated the Company will continue to raise additional capital through private placements or other means in both the near and medium term.

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

Results of Operations

Revenues and Net Loss for the Three Months Ended September 30, 2023

Revenues

For the three months ended September 30, 2023, the Company had revenues of $47,865, a 64% decrease over the revenues reported for same period in 2022. The Company dissolved its subsidiary and recorded full impairment of its goodwill asset of $505,508, as noted above.

Costs of goods sold for the three months ended September 30, 2023, were $17,074, representing a decrease of 89% compared to the same period in 2022. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit (loss) percentage was 64% for the three months ended September 30, 2023, compared to (23%) for the three months ended September 30, 2022. The Company continues to examine its costs of delivering services to customers and works to limit them as much as possible.

Expenses

Expenses for the three months ended September 30, 2023, totaled $105,694, a decrease of $219,466, or 67%, from total expenses reported for the same period in 2022.

For the three months ended September 30, 2023, the Company had a net loss available to common stockholders of $218,665 (or ($0.00) per basic and diluted share compared with a net loss available to common stockholders of $487,188 (or ($0.00) per basic and diluted share) for the same period in 2022.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Revenues and Net Loss for the Nine Months Ended September 30, 2023

Revenues

For the nine months ended September 30, 2023, the Company had revenues of $131,301, a 51% decrease over the revenues reported for same period in 2022.

Costs of goods sold for the nine months ended September 30, 2023, were $71,125, representing a decrease of 73% compared to the same period in 2022. These costs are primarily mobile hardware and cellular carrier costs.

The resulting gross profit percentage was 46% for the nine months ended September 30, 2023, compared to 1% for the nine months ended September 30, 2022. The Company continues to examine its costs of delivering services to customers and works to limit them as much as possible.

Expenses

Expenses for the nine months ended September 30, 2023, totaled $846,792, an increase of $77,957, or 10%, from total expenses reported for the same period in 2022.

For the nine months ended September 30, 2023, the Company had a net loss available to common stockholders of $1,064,637 (or ($0.00) per basic and diluted share) compared with a net loss available to common stockholders of $665,275 (or ($0.00) per basic and diluted share) for the same period in 2022.

The Company will continue to invest in personnel, channels, and product development in order to drive revenue growth and increase gross profits sufficient to enable the Company to achieve profitability.

Cash Flows and Cash Position

For the nine months ended September 30, 2023, the Company saw a net decrease in cash of $0. Cash used in operating activities was $129,850, a decrease of 82% from the $730,662 net cash used for the same period in 2022. This was offset by net financing of $129,850, raised via private placements. Cash as of September 30, 2023, was $0.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation, with the participation of all the Company’s officers, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. The conclusions of the Company’s principal officers was that the controls and procedures in place were not effective such that, the information required to be disclosed in our exchange and commission reports was a) recorded, processed, summarized and reported within the time periods specified in the appropriate exchange and commission rules and forms, and b) accumulated and communicated to our management, including our chief executive offer and chief operating officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

As of September 30, 2023, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by or under the supervision of the Company’s CEO, COO and CFO (or executives performing equivalent functions) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

During the nine months ended September 30, 2023, the Company issued 132,333,333 shares of common stock for director and employee compensation.

During the nine months ended September 30, 2023, the Company issued 34,064,050 shares of common stock for cash proceeds of $31,985.

During the nine months ended September 30, 2023, the holder of the series A preferred stock converted 243,346 shares of series A preferred stock and accrued dividends into 643,532,647 shares of common stock.

Item 3. Defaults Upon Senior Securities.

There has been no material default in the payment of any element of indebtedness of the Company. The Company has no preferred stock for which dividends are paid, hence no related arrearage or delinquencies in payments of dividends.

Item 4. Mine Safety Disclosures.

The Company is not an operator, nor has a subsidiary that is an operator of a coal or other mine.

Item 5. Other Information.

During the period covered by this report there was no information required to be disclosed in a report on Form 8-K, that was not reported.

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

IGEN Networks Corp

November 20, 2023	By:	/s/ Neil Chan
Neil Chan
Chief Executive Officer and Director
(Principal Executive Officer, Principal Financing
Officer and Principal Accounting Officer)

